Form 10-K
period 1993-12-31
SCRIPPS HOWARD BROADCASTING CO
filed 1994-03-28
CIK 88034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

     (X)    ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)
                For the fiscal year ended December 31, 1993

                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934 (No Fee Required)
    For the transition period from ________________ to ________________

                       Commission File Number 0-300

                    SCRIPPS HOWARD BROADCASTING COMPANY
          (Exact name of registrant as specified in its charter)
             Ohio                                      31-0438675
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

      312 Walnut Street
       Cincinnati, Ohio                                  45202
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:  (513) 977-3000

     Title of each class                  Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
     Not applicable

Securities registered pursuant to Section 12(g) of the Act:
     Common stock, $.25 par value           National Over-the-Counter Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                 X

The aggregate market value of Common stock of the Registrant held by non-affiliates of the Registrant, based on the $86.00 per share closing price for such stock on March 1, 1994, was approximately $123,350,000. As of March 1, 1994 there were 10,325,788 shares outstanding of the Registrant's Common stock, $.25 par value per share.

          INDEX TO SCRIPPS HOWARD BROADCASTING COMPANY 1993 10-K

Item No.                                                               Page
                                  PART I
1.  Business
      Broadcasting                                                       3
      Cable Television                                                   6
      New Businesses                                                     9
      Employees                                                          9
2.  Properties                                                           9
3.  Legal Proceedings                                                   10
4.  Submission of Matters to a Vote of Securities Holders               10

                                  PART II
5.  Market for Registrant's Common Stock and Related
    Stockholder Matters                                                 11
6.  Selected Financial Data                                             11
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 11
8.  Financial Statements and Supplementary Data                         11
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures                                               11

                                 PART III
10. Directors and Executive Officers of the Registrant                  12
11. Executive Compensation                                              14
12. Security Ownership of Certain Beneficial Owners and Management      20
13. Certain Relationships and Related Transactions                      21

                                  PART IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    22

                                  PART I

ITEM 1.                          BUSINESS

The Company is a diversified media company operating principally in two segments: broadcasting and cable television. In 1993 the Company announced plans to introduce the Home & Garden Television Network, a 24-hour cable channel. In February 1994 the Company acquired Cinetel Productions, one of the largest independent producers of cable television programming. See "Business - New Businesses."

The Company is controlled by Scripps Howard, Inc. ("SHI"), an Ohio corporation, which owns 86.1% of the Company's Common stock. SHI is a wholly-owned subsidiary of The E.W. Scripps Company ("EWS"), a Delaware corporation. In February 1994 EWS announced it had offered to acquire the 13.9% of the Company that it does not already own. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Merger."

A summary of segment information for the three years ended December 31, 1993 is set forth on page F-21 of this Form 10-K.

                               Broadcasting

General - The Company's broadcast operations consist of six network-affiliated VHF television stations and three Fox-affiliated UHF television stations. The Company acquired or divested the following broadcast operations in the three years ended
December 31, 1993:

  1993 - The Company sold its radio stations and its Memphis television station.

  1991 - The Company purchased its Baltimore television station.

Revenues - The composition of the Company's broadcasting operating revenues for the most recent five years is as follows:

( in thousands )
                                                             1993        1992               1991              1990         1989
Local advertising                                         $ 130,603 $     120,148  $           106,610  $       98,235 $   96,206
National advertising                                        114,558       109,204               99,459          89,110     84,584
Political advertising                                         1,344         8,836                  665           8,292      1,178
Other                                                         8,439         9,037                9,661           9,509      8,996

Total                                                       254,944       247,225              216,395         205,146    190,964
Divested operations                                          29,350        30,062               29,055          30,434     31,663

Total broadcasting operating revenues                     $ 284,294 $     277,287  $           245,450  $      235,580 $  222,627


Substantially all of the Company's broadcasting operating revenues are derived from advertising. Local advertising consists of short announcements and sponsored programs on behalf of advertisers in the area served by the station. National advertising consists of short announcements and sponsored programs on behalf of regional and national advertisers.

The first and third quarters of each year generally have lower advertising revenues than the second and fourth quarters, due in part to higher retail advertising during the holiday seasons and political advertising in election years. Advertising rates charged by the stations are based primarily upon the population of the market, the number of stations competing in the market, as well as the station's ability to attract audiences.

Information concerning the Company's stations and the markets in which they operate is as follows:

                                                            Expiration         Stations
                                                 Network      of FCC   Rank of    in
              Station and Market               Affiliation   License    Market  Market      1993    1992    1991     1990    1989
VHF Stations:
   WXYZ, Detroit, Michigan                         ABC         1997       9        7
        Average Audience Share (2)                                                            21      22      23       22      23
        Station Rank in Market (3)                                                             1       1       1        1       1
   WEWS, Cleveland, Ohio                           ABC         1997       12      12
        Average Audience Share (2)                                                            20      21      20       21      22
        Station Rank in Market (3)                                                             1       1       1        1       1
   WMAR, Baltimore, Maryland (6)                   NBC       1991 (4)     22       6
        Average Audience Share (2)                                                            19      17      21       21      22
        Station Rank in Market (3)                                                             2       2       1        2       2
   WCPO, Cincinnati, Ohio                          CBS         1997       31       5
        Average Audience Share (2)                                                            21      22      20       24      24
        Station Rank in Market (3)                                                             1       1       1        1       2
   WPTV, W. Palm Beach, Florida                    NBC         1997       46       6
        Average Audience Share (2)                                                            24      23      25       25      29
        Station Rank in Market (3)                                                             1       1       1        1       1
   KJRH, Tulsa, Oklahoma                           NBC         1998       59       7
        Average Audience Share (2)                                                            15      16      17       17      20
        Station Rank in Market (3)                                                             3       3       3        3       3
UHF Stations:
   WFTS, Tampa, Florida                            Fox         1997       16       9
        Average Audience Share (2)                                                             8       7       7        8       5
        Station Rank in Market (3)                                                             4       4       4        4       5
   KNXV, Phoenix, Arizona                          Fox       1993 (5)     21      10
        Average Audience Share (2)                                                             9      10      10        8       7
        Station Rank in Market (3)                                                             4       4       4        5       4
   KSHB, Kansas City, Missouri                     Fox         1998       29       7
        Average Audience Share (2)                                                            10      11       9       10       9
        Station Rank in Market (3)                                                             4       4       4        4       4

All market and audience data is based on November A.C. Nielsen Company or Arbitron Ratings Co. surveys.

(1)  Rank of Market represents the relative size of the television market in the United States.
(2)  Represents the number of television households tuned to a specific station Sign-On/Sign-Off, Sunday - Saturday, as a percentage of total viewing households in Area of Dominant Influence.
(3)  Stations in Market does not include public broadcasting stations, satellite stations, or translators which rebroadcast signals from distant stations.  Station Rank in Market is based on Average Audience share as described in (2).
(4)  The Company filed an application for renewal of the Federal Communications Commission ("FCC") license on June 3, 1991.  A competing application has been filed with the FCC for the Baltimore market.
(5)  The Company's application for renewal of the FCC license is pending.
(6)  Station purchased May 30, 1991.

Competition - Competition occurs primarily in local markets. The Company's television stations compete for advertising revenues with other television stations and other providers of video entertainment in their market, and in varying degrees with other media, such as newspapers and magazines, radio, and direct mail. Competition for advertising revenues is based upon audience levels, demographics, price, and effectiveness. The Company's television stations compete for viewers' time with other information and entertainment media. All of the Company's television markets are highly competitive.

Network Affiliation and Programming - The Company's television stations are affiliated with national television networks under standard two-year affiliation agreements. These agreements are customarily renewed for successive two-year terms. The networks offer a variety of programs to affiliated stations, which have the right of first refusal before such programming may be offered to other television stations in the same market. Pursuant to the affiliation agreements, compensation is paid to the affiliated station for carrying network programming. The network has the right to decrease the amount of such compensation during the terms of the affiliation agreements but, upon any such decrease, an affected station has the right to terminate the agreement.

The ranking of a station in its local market is affected by fluctuations in the national ranking of the affiliated network. Management believes such fluctuations are normal and has not sought to change the Company's network affiliations because of declines in national rankings of the affiliated networks.

In addition to network programs, the Company's television stations broadcast locally produced programs, syndicated programs, sports events, movies, and public service programs. Local news is the focus of the Company's network-affiliated stations' locally produced programming and is an integral factor in developing the station's ties to its community and viewer loyalty. Advertising relating to local news and information programs generally represent more than 30% of a station's revenues. The Company's Kansas City Fox-affiliated station began broadcasting local news in 1993 and the Company expects to add local news programming at its Phoenix and Tampa stations.


Federal Regulation of Broadcasting - Television broadcasting is subject to the jurisdiction of the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended ("Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except in accordance with a license issued by the FCC and empowers the FCC to revoke, modify, and renew broadcasting licenses, approve the transfer of control of any corporation holding such licenses, determine the location of stations, regulate the equipment used by stations, and adopt and enforce necessary regulations.

Television broadcast licenses are granted for a maximum of five years, and are renewable upon application. Application for renewal of the license for the Company's Phoenix station was filed in 1993 and is still pending.
While there can be no assurances the Company's existing licenses will be renewed, the Company has never been denied a renewal and all previous renewals have been for the maximum term. The Company's application for renewal of the FCC license for its Baltimore station has been challenged by a competing applicant. The FCC is required to hold a hearing to assess which applicant's proposal would better serve the public interest. That hearing is proceeding on qualifications issues added by the presiding judge against both applicants, but the FCC has "frozen" its consideration of the comparative issues in light of an appeals court decision invalidating one of the principal criteria the FCC had used in assessing new applicants' qualifications. Revising the process so as to permit continuation of the comparative hearing may take an extended period of time, but the Company will continue to operate the station while its renewal of license application is pending. Management believes that granting of the Company's renewal would best serve the public interest and thus expects the renewal application to be granted.

FCC regulations govern the multiple ownership of television stations and other media. Under the multiple ownership rule, a license for a television station will generally not be granted or renewed if (i) the applicant already owns, operates, or controls a television station serving substantially the same area, or (ii) the grant of the license would result in the applicant's owning, operating, or controlling, or having an interest in, more than twelve television stations or in television stations whose total national audience reach exceeds 25% of all television households.
FCC rules also generally prohibit "cross-ownership" of a television station and daily newspaper or cable television system in the same service area. The Company's television station and EWS's daily newspaper in Cincinnati were owned by the Company at the time the cross-ownership rules were enacted and enjoy "grandfathered" status. These properties would become subject to the cross-ownership rules upon their sale.

Under the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act"), each television broadcast station gained "must-carry" rights on any cable system defined as "local" with respect to that station. Stations may waive their must-carry rights and instead negotiate retransmission consent agreements with local cable companies. The Company's stations have generally elected to negotiate retransmission consent agreements with cable companies.

Management believes the Company is in substantial compliance with all applicable regulatory requirements.

                             Cable Television

General - The Company operates cable television systems in Lake County, Florida; Sacramento, California; and Longmont, Colorado. In the three years ended December 31, 1993 the Company purchased several cable television systems adjacent to existing service areas.

Revenues - The composition of the Company's cable television operating revenues for the most recent five years is as follows:

( in thousands )
                                                             1993        1992               1991              1990         1989
Basic services                                            $  71,732 $      71,140  $            62,735  $       52,714 $   45,843
Premium programming services                                 24,691        23,692               24,461          22,045     20,329
Other monthly services                                        9,926         8,806                9,253           9,218      7,222
Advertising                                                   4,359         4,121                3,442           2,905      1,420
Installation and other                                        6,057         4,773                3,200           3,186      2,912

Total cable television operating revenues                 $ 116,765 $     112,532  $           103,091  $       90,068 $   77,726

Substantially all of the Company's cable television operating revenues are derived from services provided to subscribers of the Company's systems. Subscriber information as of December 31 for the Company's cable television systems is as follows:

( in thousands )                                                                                                         Premium
                                                                                                                         Subs. as
                                                             Homes       Basic          Penetration          Premium      a % of
         Cable Television System Cluster                    Passed    Subscribers           Rate           Subscribers    Basic
                                                                                                               (1)
                       1993
Longmont, Colorado cluster                                     48.8          32.5                  67%            28.0        86%
Lake County, Florida cluster                                   67.2          47.4                  71%            18.8        40%
Sacramento, California cluster                                436.4         210.8                  48%           307.8       146%

Total                                                         552.4         290.7                  53%           354.6       122%

                       1992
Longmont, Colorado cluster                                     47.2          29.9                  63%            27.1        91%
Lake County, Florida cluster                                   65.8          45.4                  69%            17.9        39%
Sacramento, California cluster                                427.9         204.7                  48%           270.5       132%

Total                                                         540.9         280.0                  52%           315.5       113%

                       1991
Longmont, Colorado cluster                                     45.8          27.3                  60%            23.2        85%
Lake County, Florida cluster                                   63.4          42.7                  67%            14.7        34%
Sacramento, California cluster                                418.0         203.8                  49%           245.1       120%

Total                                                         527.2         273.8                  52%           283.0       103%

                       1990
Longmont, Colorado cluster                                     44.6          25.0                  56%            20.4        82%
Lake County, Florida cluster                                   59.5          39.3                  66%            14.9        38%
Sacramento, California cluster                                401.3         196.0                  49%           224.4       114%

Total                                                         505.4         260.3                  52%           259.7       100%

                       1989
Longmont, Colorado cluster                                     46.1          23.2                  50%            20.1        87%
Lake County, Florida cluster                                   56.4          35.9                  64%            14.2        40%
Sacramento, California cluster                                370.0         166.2                  45%           195.7       118%

Total                                                         472.5         225.3                  48%           230.0       102%

(1)  Each subscription to a premium programming service is counted as one subscriber.

The Company's cable television systems carry a wide variety of
entertainment and information services.    Basic cable generally consists
of video programming broadcast by local television stations, locally produced programming, and distant broadcast television signals. Advertiser-supported video programming such as ESPN and CNN and other entertainment and information services are included in various "enhanced basic" service packages. Premium programming consists of non-advertiser supported entertainment services such as Home Box Office and Showtime. Certain of the Company's systems are equipped with addressable decoding converters which enable the Company to offer interactive services, such as pay-per-view programming, and to change customer services without visiting the customer's home. Other monthly services includes revenues from services such as remote control and converter rental and audio programming.

Competition - Competition occurs primarily in local markets. The Company's cable television systems compete for subscribers with other cable television systems in certain of its franchise areas. All of the Company's cable television systems compete for subscribers with other methods of delivering entertainment and information programming to the subscriber's home, such as broadcast television, multi-point distribution systems, master and satellite antenna systems, television receive-only satellite dishes, and home systems such as video cassette and laser disc players. In the future the Company's cable television systems may compete with new technologies such as more advanced "wireless cable systems" and broadcast satellite delivery services, as well as "video dial tone" services whereby the local telephone company leases video distribution lines to programmers on a common carrier basis. Management believes additional technologies for delivering entertainment and information programming to the home will continue to be developed, and that some of these competitive services will be capable of offering interactive services.


Programming - The Company purchases programming from a variety of suppliers, the charge for which is generally based upon the number of subscribers receiving the service. Programming expenses as a percentage of basic and premium programming service revenues have risen in recent years, primarily due to additional and improved services provided to basic subscribers and to discounts offered to subscribers receiving multiple premium channels. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Under the Copyright Act of 1976 cable television system operators are granted compulsory licenses permitting the carriage of the copyrighted works of local and distant broadcast signals for a statutory fee. The Copyright Royalty Tribunal is empowered to review and adjust such fees. FCC rules on syndicated exclusivity provide that if a local broadcast licensee has purchased the exclusive local distribution rights for a particular syndicated program, such licensee is generally entitled to insist that a local cable television system operator delete that program from any distant television signal carried by the cable television system.


Regulation and Legislation - Cable television systems are regulated by federal, local, and in some instances, state authorities. Certain powers of regulatory agencies and officials, as well as various rights and obligations of cable television operators, are specified under the Cable Communications Policy Act of 1984 ("1984 Act") and the 1992 Act.

Pursuant to the 1984 Act, local franchising authorities are given the right to award and renew one or more franchises for the community over which they have jurisdiction, the fees for which are prohibited from exceeding 5% of a cable television system's gross annual revenues.

The 1992 Act, among other things: (i) reimposes rate regulations on most cable television systems; (ii) reimposes "must carry" rules with respect to local broadcast television signals (see "Federal Regulation of Broadcasting"); (iii) grants all broadcasters the option to refuse carriage of their signals; (iv) requires that vertically integrated cable television companies not unreasonably refuse to deal with any multichannel programming distributor or discriminate in the price, terms, and conditions of carriage of programming between cable television operators and other multichannel programming distributors if the effect would be to impede retail competition; and (v) establishes cross-ownership rules with respect to cable television systems and direct broadcast satellite systems, multi-channel multipoint distribution systems, and satellite master antenna systems.

In April 1993 the FCC issued rules that established allowable rates for cable television services (other than programming offered on a per-channel or per-program basis) and for cable equipment based on benchmarks established by the FCC. The rules require rates for equipment to be cost-based, and require reasonable rates for regulated cable television services based upon, at the election of the cable television system operator, application of the benchmarks established by the FCC or a cost-of-service showing based upon standards established by the FCC. The rules became effective in September 1993 and were recently revised to further reduce regulated rates. The revised rules are expected to become effective in May 1994.

Management believes the Company is in substantial compliance with all applicable regulatory requirements.

                              New Businesses

Entertainment - The Company plans to introduce the Home & Garden Television Network ("Home & Garden") in late 1994. This network will feature 24 hours of daily programming focused on home repair and remodeling, gardening, decorating, and home electronics. While most of the programming will be produced by the new network, local television stations affiliated with the network will have the opportunity for daily programming and advertised inserts. The subscriber base of the new network will be established through a collaboration of local television stations and cable television systems. Several cable television system operators, including Time Warner Cable and Continental Cablevision, the nation's second- and third-largest cable television system operators, have entered into agreements to carry the new network in exchange for permission to carry the signals of local television stations affiliated with the network. The Company is discussing carriage agreements with other cable television systems and intends to expand the network's affiliate group to include additional broadcast stations. The Company's cable television systems will carry the network and all of the Company's television stations (except the Fox-affiliated stations) are members of the network's affiliate group.

In February 1994 the Company announced that it had agreed to purchase Cinetel Productions in Knoxville, Tennessee. Cinetel is one of the largest independent producers of cable television programming. Cinetel's production facility will also be the primary production facility for Home & Garden.

                                 Employees

As of December 31, 1993 the Company had approximately 1,700 full-time employees, of whom approximately 1,200 were engaged in broadcasting and 500 in cable television. Less than 20% of the Company's employees are represented by labor unions. The Company considers its relationship with employees to be generally satisfactory.


ITEM 2.   PROPERTIES

The Company's broadcasting operations require offices and studios and other real property for towers upon which broadcasting transmitters and antenna equipment are located. Ongoing advances in the technology for delivering video signals to the home, such as "high definition television" may, in the future, require a high level of expenditures by the Company for new equipment in order to maintain its competitive position of the Company's television stations.

The properties required to support the Company's cable television operations generally include offices and other real property for towers, antennas, and satellite earth stations. The Company is currently upgrading the distribution system for its Sacramento system. Ongoing advances in the technology for delivering video signals to the home and emergence of the multimedia marketplace could require a high level of expenditures to further upgrade the Company's cable television distribution systems.

The Company's new entertainment operations will require offices and studios and other real and personal property to deliver programming product. The Company plans to expand the 60,000 square foot Cinetel production facility by approximately one-third to accommodate Home & Garden.

Management believes the Company's present facilities are generally well-maintained and are sufficient to serve its present needs.

ITEM 3.   LEGAL PROCEEDINGS

In September 1991 Four Jacks Broadcasting, Inc., a company whose principals own and operate an existing Baltimore television station, submitted to the FCC an application for a construction permit to build and operate a new television station on channel 2 in Baltimore. This application is mutually exclusive with the Company's application for renewal of its license for its Baltimore television station. See Item 1 "Business - Broadcasting - Federal Regulation of Broadcasting."

The Company is involved in other litigation arising in the ordinary course of business, such as defamation actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings relating to, among other things, renewal of broadcast licenses, none of which is expected to result in material loss.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the quarter ended December 31, 1993.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's Common stock are traded on the Nasdaq Stock Exchange under the symbol "SCRP." There are approximately 600 owners of the Company's Common stock, based on security position listings.

The range of market prices of the Company's Common stock, which represents the high and low sales prices for each full quarterly period, and quarterly cash dividends are as follows:

( in thousands )
                                                                   1st            2nd          3rd         4th
                                                                 Quarter        Quarter      Quarter     Quarter         Total
                            1993
Market price of common stock:
   High                                                            $58.000       $73.000      $75.000      $84.000
   Low                                                              44.000        60.000       67.000       70.000

Cash dividends per share of common stock                             $ .30         $ .30        $ .30        $ .30        $ 1.20

                            1992
Market price of common stock:
   High                                                            $48.000       $46.000      $52.000      $52.000
   Low                                                              38.000        39.000       38.000       40.000

Cash dividends per share of common stock                             $ .25         $ .25        $ .25        $ .25        $ 1.00


Future dividends are subject to the Company's earnings, financial condition, and capital requirements.


ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is filed as part of this Form 10-
K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-
K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is filed as part of this Form 10-
K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company are as follows:

                                Director        Principal Occupation or
   Name                    Age   Since           Occupations/Business

Daniel J. Castellini (1)    54    1987    Senior Vice President/Finance and
                                          Administration of EWS, parent of
                                          the Company,since September 1986;
                                          Financial Vice President of EWS from
                                          January 1985 to September 1986.

Lawrence A. Leser (2)       58   1981     President and Chief Executive
                                          Officer of EWS since July 1985.
                                          President of the Company since
                                          September 16, 1992.

Donald L. Perris            70   1966     President and Chief Executive
                                          Officer of the Company from May
                                          1974 to May 1988.

Charles E. Scripps (3)      74   1983     Chairman of the Board of Directors
                                          of EWS and Chairman of the Board of
                                          Trustees of The Edward W. Scripps
                                          Trust.

Gordon E. Heffern           70   1989     President and Chief Executive
                                          Officer of Akron Community
                                          Foundation since 1990; Director of
                                          Society Corporation a Society
                                          National Bank from 1983 to 1990.

Robert E. Stautberg         59   1989     Retired; former partner and
                                          Director of KPMG Peat Marwick.

John H. Burlingame          60   1990     Executive Partner of Baker &
                                          Hostetler; Director of EWS since 1990.

(1) Mr. Castellini is a director of the Gradison Growth Trust (a regulated investment trust).

(2) Mr. Leser is a director of Union Central Life Insurance Company, KeyCorp, and EWS.

(3)    Mr. Scripps is a director of EWS.

Directors who are also officers or former officers of the Company or officer or directors of the Company's affiliates receive no separate remuneration for their services as directors or committee members. All other directors receive an annual fee of $15,000 and an additional $1,000 for each meeting of the Board of Directors or committee thereof that they attend.

The executive officers of the Company are as follows:

     Name                Age                         Position

Lawrence A. Leser        58        President and Chief Executive Officer
                                   of the Company (since 1992); President,
                                   Chief Executive Officer and Director of
                                   EWS (since 1985)

Paul F. Gardner          51        Executive Vice President (since 1993);
                                   Senior Vice President, News Programming,
                                   Fox Broadcasting Company (1991 to 1993);
                                   Vice President and General Manager, WCPO
                                   (1989 to 1991)

Daniel J. Castellini     54        Secretary and Treasurer of the Compa
                                   ny; Senior Vice President, Finance and
                                   Administration of EWS (since 1986)

E. John Wolfzorn         48        Assistant Treasurer of the Company;
                                   Treasurer of EWS (since 1979)

Albert J. Schottelkotte  67        Senior Vice President (since 1981)

Warren P. Happel         62        Vice President, Engineering (since 1
                                   983)

Kenneth W. Lowe          44        Vice President (since 1989)

Terry H. Schroeder       40        Vice President, Administration (since
                                   1989)

William J. Brooks        60        Vice President and General Manager,
                                   WPTV (since 1986)

J. B. Chase              57        Vice President and General Manager,
                                   WCPO (since 1990); Assistant General
                                   Manager, WCPO (1986 to 1990)

William J. Donahue       53        Vice President and General Manager,
                                   KJRH (since 1989)

Charlotte M. English     45        Vice President and General Manager,
                                   KSHB (since 1992); Station Manager, KSHB
                                   (1990 to 1992); Assistant General
                                   Manager, Programming, WMC (1987 to 1990)

Thomas C. Griesdorn      44        Vice President and General Manager,
                                   WXYZ (since 1989)

Raymond Hunt             50        Vice President (since 1991) and Gene
                                   ral Manager, KNXV (since 1990); General
                                   Sales Manager, KNXV (1989 to 1990)

H. Joseph Lewin          54        Vice President and General Manager,
                                   WMAR (since 1993); General Manager,
                                   WRIC, Richmond, Virginia (1984 to 1993)

James F. Major           59        Vice President and General Manager,
                                   WFTS (since 1989)

Garland R. Robinson      52        Vice President and General Manager,
                                   WEWS (since 1992); Vice President and
                                   General Manager, WLWT, Cincinnati, Ohio
                                   (1991 to 1992); Vice President and
                                   General Manager, WCMH, Columbus, Ohio
                                   (1982 to 1991)

The executive officers of the Company serve at the pleasure of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

                     Report on Executive Compensation
Introduction - This report is submitted by the members of the Compensation Committee, Messrs. Charles E. Scripps and John H. Burlingame. The Committee makes decisions on the compensation of the Company's senior executives. All Committee actions are reviewed by the full Board.

Philosophy - The Company is approximately 86% owned by SHI, which in turn is 100% owned by EWS. In recognition of its close relationship with its parent, the Company has endorsed the compensation philosophy of EWS. This philosophy is designed to accomplish three goals. First, the policy is designed to attract a well-qualified management team. Second, the compensation policy supports a pay-for-performance program designed to motivate executives to achieve target operating results set forth in the Company's strategic plan and to reward them for accomplishing these targets. Finally, the policy is designed to retain a competent management team, which is critical to the Company's long-term success.

The compensation program is comprised primarily of cash compensation, including salary and annual bonus, and grants of restricted stock and non-qualified stock options under EWS's 1987 Long-Term Incentive Plan. The Company believes its compensation policy is fair to both its employees and its shareholders and is competitive within the broadcasting industry.

Descriptions of the Components of the Compensation Program

Base Salary - EWS participates annually in the Towers Perrin Media Industry Compensation Survey (the "Survey") which is widely used in the media industry and gives relevant compensation information on executive positions. The Company strives to place fully competent and high performing executives at the median level of compensation no later than two to three years after attaining their position. The 75th percentile may be in reach for exceptional performers.

The Survey provides compensation analyses for executives in the media industry based on revenues, industry segments (e.g., publishing, broadcasting, cable) and market type and size. The statistical information, including revenues and compensation levels, provided by survey participants is utilized by the Survey to develop statistical equations based on revenues, industry segments and markets. These equations, along with other data, are used by the Company to determine the median and other levels of compensation of executives of media companies with profiles comparable to those of the Company.

In deciding if an annual base salary increase is appropriate for a specific individual, consideration is given to several factors, including the following: a qualitative review of the individual's contributions to the Company during the year and over the course of his employment by the Company; his expected future performance; the performance of the Company during the year; and information received from the Survey. In determining eligibility for base salary increases, the Company considers overall corporate performance during the year, i.e. operating profit and cash flow figures, as opposed to specific measures of corporate performance.

Mr. Lawrence A. Leser is President and Chief Executive Officer of the Company. He is also President and Chief Executive Officer of EWS and his compensation is paid solely by EWS. Mr. Leser receives no additional compensation from the Company.

The other senior executives were granted salary increases effective January 1, 1994. These increases were based on a recommendation by the President, the Survey results and a review of their individual performance during 1993.

Annual Bonus - The purpose of the annual bonus plan is to motivate and reward executives so that they consistently achieve specific financial targets. This incentive is a pay-for-performance essential which aids in maximizing shareholder value. The bonus is payable on an annual basis, although executives may elect to defer payment of the bonus until retirement. Financial goals for 1993 focused on a comparison of actual operating cash flow versus planned operating cash flow.

The Executive Vice President of the Company was eligible for a target bonus equal to 40% of his annual base salary. The other named executives were eligible for a target bonus 30% of their base salary. Because operating cash flow goals were achieved, each of the eligible executives received his full target bonus.

Long-Term Incentives - The Company does not have an independent long-term incentive plan. In 1987, however, EWS adopted a Long-Term Incentive Plan (the "Plan") for its key employees, including executives of the Company. Although the Plan allows for several different types of stock-based awards, to date only two types of awards have been granted: 1) stock options, which represent a right to purchase shares of EWS's Class A Common stock at the fair market value per share as of the date the option is granted, and 2) restricted stock, which represents shares of EWS's Class A Common stock which the recipient cannot sell or otherwise dispose of until the applicable restriction period lapses and which are subject to forfeiture. When this report refers to "stock" in the next two sections of this report, the stock referred to is that of the Class A Common stock of EWS.

Restricted Stock - Generally executives receive restricted stock awards with a three-year vesting period when they first attain an executive position. When executives are promoted to new positions or assume additional responsibility, they may be granted additional restricted stock awards. When awarding the shares of restricted stock, consideration is not given to the total number of shares of restricted stock outstanding.

Of the named executives, only Mr. Gardner received a restricted stock award in 1993. The award was made by EWS's Compensation Committee based on additional responsibilities that he assumed.

Stock Options - The Committee agrees with EWS's compensation committee in that stock option grants are a valuable motivating tool and provide a long-term incentive to management. Annual stock option grants reinforce long-term goals by providing the proper nexus between the interests of management and the interests of the Company's shareholders.

A determination of the number of stock options to be granted to senior executives in 1993 was made by EWS's Compensation Committee which reviewed an analysis that was provided by its compensation consultant. Awards were based on a multiple of base pay, using four times salary for Mr. Gardner. Awards for the other named executives were based on a proportionally lesser multiple of base salary which reflects their respective organizational levels.

The shares will be exercisable one year after the grant date, at $26.44, the fair market value on the date of the grant. However, in Mr. Gardner's case, the shares will be exercisable at a range of prices between $26.44 and $34.

The compensation tables which follow are intended to better enable our shareholders to understand the compensation practices of the Company.

                                                  The Compensation Committee
                                                  John H. Burlingame, Chairman
                                                  Charles E. Scripps

The following table sets forth information regarding the compensation of the Company's five most highly compensated officers during each of the Company's last three fiscal years.

SUMMARY COMPENSATION TABLE
                                                                                Long-term Compensation
                                                                      Awards                              Payouts
           Name                                                     Restricted        Securities
            and                                                        Stock          Underlying            LTIP     All Other
         Principal                  Annual Compensation              Award(s)          Options/           Payouts     Compen-
         Position             Year       Salary ($)      Bonus ($)    ($) (1)          SARs (#)           ($) (2)    sation (3)
Lawrence A. Leser (4)         1993          (4)             (4)         (4)               (4)               (4)         (4)
President and Chief           1992          ----           ----        ----              ----               ----        ----
Executive Officer             1991          ----           ----        ----              ----               ----        ----
(elected 9/16/92)

Paul F. Gardner (5)           1993        $225,000         $120,000    $413,925         56,500              ----       $6,000
Executive Vice President      1992          ----           ----        ----              ----               ----        ----
(elected 4/1/93)              1991          ----           ----        ----              ----               ----        ----

Thomas C. Griesdorn           1993        $200,000          $60,000    ----             11,000              ----       $6,000
Vice President                1992        $185,000          $46,250    ----              6,000              $25,531    $5,550
                              1991        $160,000          $38,700     $36,389          9,250              $27,930     ----

Terry H. Schroeder            1993        $165,000          $49,500    ----              5,000              ----        $138
Vice President                1992        $145,000          $43,500    ----              4,300              ----        ----
                              1991        $135,000          $30,000     $22,743          7,250              ----        ----

Garland R. Robinson           1993        $165,000          $49,500    ----              9,000              ----       $1,650
Vice President                1992        $103,333          $31,000     $40,875          8,000              ----        ----
(elected 5/1/92)              1991          ----           ----        ----              ----               ----        ----

J.B. Chase                    1993        $160,000          $48,000    ----              9,000              ----       $4,800
Vice President                1992        $150,000          $37,500    ----              4,800              ----       $4,500
(elected 6/13/91)             1991        $130,000          $32,700     $57,463          7,500              ----        ----

Notes to Summary Compensation Table

(1)    Restricted stock awards and stock option awards refer to shares of Class A Common stock of EWS. The aggregate number and value of stock holdings for each named executive as of the end of 1993 were as follows:  Mr. Gardner held 15,000 shares with a value of $411,600; Mr. Griesdorn held 1,520 shares with a value of $41,709; Mr.
       Schroeder held 950 shares with a value of $26,068; Mr. Robinson held 1,500 shares with a value of $41,160; Mr. Chase held
       2,780 shares with a value of $76,283.  Dividends were paid during 1993 on the shares of restricted stock held by each named executive officer at a rate of eleven cents per share per quarter.

(2)   Represents compensation paid pursuant to the Company's Medium Term Bonus Plan.  This Plan terminated in 1991 and the payment identified for 1992 represents the final vested amount.

(3)   Represents compensation paid pursuant to the Company's Media Savings and Thrift Plan.

(4)   Mr. Leser is President and Chief Executive Officer of the Company and President and Chief Executive Officer of
      EWS.  He is not paid any compensation by the Company.  His total compensation is paid by EWS and is disclosed in that company's 1994 proxy statement under the section entitled "Executive Compensation."

(5)   Mr. Gardner assumed the position of Executive Vice President on April 1, 1993.

The following table sets forth certain information regarding options for shares of Class A Common stock granted to the Company's named executives under EWS's Long-Term Incentive Plan in 1993. The 12,500 option shares granted to Mr. Gardner, which expire on April 1, 2003, will be 100% exercisable on April 1, 1995. All other option awards to the named executives during 1993 will be 100% execisable on and after December 16, 1995.

OPTION/SAR GRANTS IN 1993
                                                                                                       Potential
                                                                                                  Realizable Value at
      Individual Grants                                                                              Assumed Annual
                                                                                                  Rates of Stock Price
                                                                                                     Appreciation
                                                                                                    for Option Term
                                 Number of      % of Total
                                 Securities    Options/SARs       Exercise
                                 Underlying     Granted to         or Base
                                Options/SARs    Employees           Price       Expiration
             Name               Granted (#)      in 1993           ($/Sh)          Date                    5% ($)         10% ($)
Paul F. Gardner                       12,500           1.87%         $28.75   4/1/2003                    $226,000       $573,000
Paul F. Gardner                       22,000           3.30%         $26.44   12/16/2003                  $366,000       $927,000
Paul F. Gardner                       11,000           1.65%         $30.00   12/16/2003                  $144,000       $424,000
Paul F. Gardner                       11,000           1.65%         $34.00   12/16/2003                  $100,000       $380,000
Thomas C. Griesdorn                   11,000           1.65%         $26.44   12/16/2003                  $183,000       $464,000
Terry H. Schroeder                     5,000           0.75%         $26.44   12/16/2003                   $83,000       $211,000
Garland R. Robinson                    9,000           1.35%         $26.44   12/16/2003                  $150,000       $379,000
J.B. Chase                             9,000           1.35%         $26.44   12/16/2003                  $150,000       $379,000

The following table sets forth certain information regarding the number of options for shares of Class A Common stock exercised by the Company's named executives. Only Mr. Schroeder exercised options in 1993. The table also sets forth certain information regarding option values for each named executive.


AGGREGATED OPTION/SAR EXERCISES IN 1993 AND
FISCAL YEAR-END OPTION/SAR VALUES
                                                                                          Number of
                                                                                         Securities                 Value of
                                                                                         Underlying                Unexercised
                                                                                         Unexercised              In-the-Money
                                                                                       Options/SARs at         Options at 12/31/93
                                                                                         12/31/93 (#)                   ($)
                                              Shares Acquired        Value              Exercisable/              Exercisable/
                   Name                       on Exercise (#)    Realized ($)           Unexercisable             Unexercisable
Paul F. Gardner                                 ----------      ----------                    0/56,500                $0/22,000
Thomas C. Griesdorn                             ----------      ----------               18,250/13,000           $99,030/30,120
Terry H. Schroeder                                7,250           $41,731                  7,300/7,000           $24,889/24,120
Garland R. Robinson                             ----------      ----------                 8,000/9,000            $16,220/9,000
J.B. Chase                                      ----------      ----------               13,050/11,750           $77,994/35,290

Set forth below is a line graph comparing the cumulative and total return on the Company's Common stock, assuming a $100 investment as of December 31, 1988, based on the market prices at the end of each year and assuming reinvestment of dividends, with the cumulative total return of the Standard & Poor's Composite-500 Index and an index based on a group of communications media companies which are peers of EWS.



A narrative description of the performance graph points is as follows (a hard copy of the graph has been submitted to the Secruities and Exchange Commission):



                1988      1989      1990      1991      1992      1993
    S&P 500      100       132       127       166       179       197
    Scripps      100        98        65        60        68       122
Media Index      100       123        97       116       133       152

The Companies in the peer group index are A.H. Belo Corporation, Gannett Co. Inc., Knight-Ridder, Inc., Multimedia, Inc., The New York Times Company, Times Mirror Company, Tribune Company and The Washington Post Company. The index is weighted based on market capitalization at December 31, 1988. The companies to be included in the peer group are approved by the Compensation Committee of EWS.

Compensation Committee Interlocks and Insider Participation - Charles E. Scripps and John H. Burlingame are the members of the Company's compensation committee.

Mr. Scripps is a member of the Company's Board of Directors and is Chairman of the Board of Directors of SHI and EWS.
Mr. Scripps is also a member of EWS's compensation committee.   Mr.
Lawrence A. Leser, President and Chief Executive Officer and a director of the Company, is also President and Chief Executive Officer of SHI and EWS, and a member of the SHI and EWS Boards of Directors and the executive committees of each.

Mr. Burlingame is the Executive Partner of Baker & Hostetler, which is general counsel to the Company, SHI, EWS and The Edward W. Scripps Trust (the "Trust"). Baker & Hostetler performed legal services for the Company, EWS, SHI, and the Trust during 1993 and is expected to perform such services in 1994.

In 1993, Mr. Scripps and Mr. Burlingame served as trustees of the Trust and will continue to do so in 1994. The Trust is the controlling shareholder of EWS.

Pension Plan - The Company's executive officers and substantially all other nonunion employees of the Company are participants in a non-contributory defined benefit pension plan (the "Pension Plan"). Contributions to the Pension Plan are based on separate actuarial computations for each business unit and are made by the business unit compensating the particular individual.

The following table shows the annual normal retirement benefits which, absent the maximum benefit limitations (the "Benefit Limitations") imposed by Section 415(b) of the Internal Revenue Code of 1986, as amended (the "Code"), would be payable pursuant to the Pension Plan upon retirement at age 65 (based upon the 1994 Social Security integration level under the Pension Plan) pursuant to a straight life annuity option, for employees in the compensation ranges specified and under various assumptions with respect to average final annual compensation and years of credited service.

                          Annual Normal Retirement Benefits
                            (Straight Life Annuity Option)
Final Annual            for Years of Credited Service Indicated
Compensation        15 Years  20 Years  25 Years  30 Years  35 Years

  $150,000           $27,000   $ 36,000  $ 46,000  $ 55,000  $ 64,000
   200,000            37,000     49,000    61,000    73,000    86,000
   250,000            46,000     61,000    77,000    92,000   107,000
   300,000            55,000     74,000    92,000   111,000   129,000
   350,000            65,000     86,000   108,000   130,000   151,000
   400,000            74,000     99,000   124,000   148,000   173,000
   450,000            87,000    111,000   145,000   167,000   203,000
   500,000            93,000    124,000   155,000   186,000   217,000

In general, the Benefit Limitations limit the annual retirement benefits that may be paid pursuant to the Pension Plan to $118,800 (subject to further cost of living increases promulgated by the United States Secretary of Treasury). The Company will supplement payments under the Pension Plan with direct pension payments from the Company in an amount equal to the amount, if any, by which the benefits that otherwise would be payable under the Pension Plan exceed the benefits that are permitted to be paid from the Pension Plan under the Benefit Limitations. Annual normal retirement benefits are computed at the rate of 1% of average final annual compensation up to the applicable Social Security integration level plus 1.25% of average final annual compensation in excess of the Social Security integration level, multiplied by the employee's years of credited service. An employee's benefits are actuarially adjusted if paid in a form other than a life annuity.

An employee's average final annual compensation is the average annual amount of his total pensionable compensation (generally salary and bonus, excluding any compensation pursuant to the Medium Term Bonus Plan, the Medium Savings and Thrift Plan and any other annual or long-term compensation reflected in the Summary Compensation Table) for service during the five consecutive years within the last ten years of his employment for which his total compensation was greatest. The employee's years of credited service equal the number of years of his employment with the Company. As of December 31, 1993, the years of credited service of the individuals named in the foregoing cash compensation table were as follows:
Mr. Gardner-9; Mr. Griesdorn-8; Mr. Schroeder-6;
Mr. Robinson-2; and Mr. Chase-22.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners - As of March 1, 1994, SHI, 312 Walnut Street, Cincinnati, Ohio was the only beneficial owner of more than 5% of the Company's outstanding Common stock known to management of the Company. As of such date, SHI beneficially owned 8,890,199 shares of Common stock, representing 86.1% of the outstanding shares of such stock as of such date. SHI shares the power to vote and dispose of the shares of Common stock with EWS, owner of 100% of the outstanding common shares of SHI. The directors of SHI are also directors of EWS. The Edward W. Scripps Trust owns approximately 79.5% of the Common Voting stock and approximately 59.7% of the Class A Common stock of EWS.

Security Ownership of Management - The table below sets forth information with respect to the shares of the Company's Common stock and the shares of the Class A Common stock of EWS beneficially owned as of March 1, 1994, by each director of the Company and by each of the named officers in the compensation section (the "named officers"), and by all directors and all officers of the Company as a group.

Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as being beneficially owned by them.

                                                                                                  EWS
                                                              Company                            Class
                                                              Common                             Common
                          Name                                 Stock          Percent            Stock            Percent
D. J. Castellini (1,5)                                         ----            ----                    25,937        *
Gorden E. Heffern                                              ----            ----                     1,500        *
Lawrence A. Leser (2,5)                                        ----            ----                    43,123        *
Donald L. Perris                                                      500        *                      1,000        *
Charles E. Scripps (3,5,6)                                            200        *                     44,700        *
Robert E. Staitberg                                            ----            ----               ----              ----
John H. Burlingame(4,5,6)                                      ----            ----               ----              ----
Paul F. Gardner                                                ----            ----                    15,000        *
Thomas C. Griesdorn                                            ----            ----                     3,020        *
Terry H. Schroeder                                             ----            ----                       950        *
Garland R. Robinson                                            ----            ----                     1,500        *
J. B. Chase                                                    ----            ----                     4,780        *
All directors and officers as a
    group (23 in number) (5,6)                                  8,891,474          86.11%          32,784,989          60.06%

*  Represents less than 1% of the outstanding shares of such stock.

(1)  The shares listed include 1,000 shares of EWS Class A Common stock owned by Mr. Castellini's wife, as to which Mr. Castellini disclaims beneficial ownership.

(2)  The shares listed for Mr. Leser include 5,500 shares of EWS Class A Common stock owned by his wife and 840 shares of EWS Class
     A Common stock owned by a son.  Mr. Leser disclaims any beneficial ownership in these shares.

(3)  The shares listed include 300 shares of EWS Class A Common stock owned by Mr. Scripps' wife, as to which Mr. Scripps disclaims beneficial ownership.  Mr. Scripps is a life-interest beneficiary and one of three trustees of The Edward W. Scripps Trust, which owned 16,040,000 shares of Common Voting stock and 32,610,000 shares of Class A Common stock of
     EWS as of March 1, 1994.

(4)  Mr. Burlingame is one of three trustees of The Edward W. Scripps Trust.

(5)  The total number of shares of Company Common stock owned by all directors and executive officers as a group includes the number of shares owned by SHI.  Mr. Castellini is Senior Vice President/Finance and Administration of SHI;
     Mr. Leser is President and Chief Executive Officer and a director of SHI; Messrs. Scripps and Burlingame are directors of SHI.  Messrs. Castellini, Leser, Scripps and Burlingame disclaim beneficial ownership of the shares owned by SHI.

(6)  The total number of shares of EWS Class A Common stock owned by all directors and executive officers as a group includes the number of shares owned by The Edward W. Scripps Trust (the "Trust").  Messrs. Scripps and Burlingame are
     Trustees of the Trust and have the power, together with the other Trustee of the Trust, to vote and dispose of the 32,610,000 shares of Class A Common stock of EWS held by the Trust.
     Mr. Scripps has a life income interest in the Trust.  Mr. Burlingame disclaims any beneficial interest in the shares held by the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 1993, the outstanding principal balance under the Company's credit facilities with SHI was $99,900,000. The interest rate on $80,000,000 is fixed at 8.5%. Interest on the remainder is charged at the average rate (3.4% at December 31, 1993) SHI is able to obtain under its short-term credit facilities.

The Company receives certain management services from SHI which provides such services to its parent, EWS, and all of its subsidiaries. Among these services are the services of certain management officers, a portion of the services of an independent public accounting firm, legal services of general counsel, preparation of federal, state, and county tax returns, and preparation of the reports required by certain regulatory agencies. Each entity's share of the cost of such services is based on the proportion of its revenues to the revenues of all entities, except for the cost of providing certain management services specifically on behalf of particular entities. This method of allocation of expenses was determined by the directors of EWS. In 1993, such expenses allocated to the Company amounted to $8,104,000. Of this amount, $3,491,000 represented expenses incurred specifically on behalf of the Company and was not shared by other entities; $1,068,000 represented the Company's share of the costs of SHI's cable television management services; and $3,545,000 represented the Company's share of the cost of providing management services generally for all of the aforesaid entities. This latter amount represented 32.5% of the total cost of providing such general management services.

Garland R. Robinson, a Vice President of the Company, received an $80,000 relocation loan from the Company on July 22, 1992. The note is non-interest bearing, due on demand, and was outstanding at December 31, 1993.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              Financial Statements and Supplemental Schedules

(a) The consolidated financial statements of the Company are filed as part of this Form 10-K. See Index to Consolidated Financial
     Statement Information at page F-1.

     The report of Deloitte & Touche, Independent Auditors, dated January 26, 1994 is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b) The consolidated supplemental schedules of the Company are filed as part of this Form 10-K. See Index to Consolidated Financial
     Statement Schedules at page S-1.


                                 Exhibits

The information required by this item appears at page E-1 of this Form 10-K.


                            Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 1993.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized, on March 28, 1994.

                                       SCRIPPS HOWARD BROADCASTING COMPANY

                                       By  /s/ Lawrence A. Leser
                                           Lawrence A. Leser
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 28, 1994.

     Signature                                      Title


/s/ Lawrence A. Leser            President, Chief Executive Officer and Director
Lawrence A. Leser                (Principal Executive Officer)


/s/ Daniel J. Castellini         Secretary and Treasurer and Director
Daniel J. Castellini             (Principal Financial and Accounting Officer)


/s/ Charles E. Scripps           Director
Charles E. Scripps


/s/ Donald L. Perris             Director
Donald L. Perris


/s/ John H. Burlingame           Director
John H. Burlingame


                                 Director
Gordon E. Heffern


/s/ Robert E. Stautberg          Director
Robert E. Stautberg

                    SCRIPPS HOWARD BROADCASTING COMPANY

           Index to Consolidated Financial Statement Information

Selected Financial Data                                                   F-2
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                   F-3
Independent Auditors' Report                                              F-9
Consolidated Balance Sheets                                               F-10
Consolidated Statements of Income and Retained Earnings                   F-11
Consolidated Statements of Cash Flows                                     F-12
Notes to Consolidated Financial Statements                                F-13

SELECTED FINANCIAL DATA
( in millions, except share data )

Summary of Operations                                               1993        1992         1991         1990           1989
     Operating Revenue:
          Broadcasting                                        $      284.3  $      277.3 $      245.5 $      235.6  $       222.6
          Cable television                                           116.8         112.5        103.0         90.0           77.8

               Total operating revenue                        $      401.1  $      389.8 $      348.5 $      325.6  $       300.4

     Operating Income:
          Broadcasting                                        $       82.6  $       70.3 $       57.6 $       69.5  $        58.8
          Cable television                                            20.0          23.5          3.4         14.3           11.7
          Corporate                                                  (3.7)         (3.6)        (2.7)        (3.1)          (2.8)

               Total operating income                                 98.9          90.2         58.3         80.7           67.7

     Interest expense                                               (16.1)        (22.7)       (24.2)       (23.4)         (27.3)
     Miscellaneous, net                                               84.2           0.1                     (0.7)          (0.3)
     Income taxes                                                   (66.7)        (30.8)       (17.9)       (26.6)         (19.1)

     Net income                                               $      100.3  $       36.8 $       16.2 $       30.0  $        21.0

Share Data
     Net income                                                     $ 9.72        $ 3.56       $ 1.56       $ 2.91         $ 2.04

     Dividends                                                      $ 1.20        $ 1.00       $ 1.00       $ 1.00         $ 1.00

     Common stock price:
          High                                                     $84.000       $52.000      $58.000      $67.000        $81.000
          Low                                                       44.000        38.000       38.000       35.000         57.500

Other Financial Data
     Depreciation, amortization, and write-down
          of intangible assets                                $       44.4  $       41.7 $       38.9 $       36.5  $        37.1
     Net cash flow from operating activities                          88.4          92.3         60.3         82.9           82.7
     Investing Activity:
          Capital expenditures                                      (30.9)        (26.5)       (22.3)       (22.5)         (19.8)
          Other (investing)/divesting activity, net                   94.3         (0.6)      (129.2)        (3.3)          (2.0)

     Total assets                                                    621.9         653.6        682.2        554.0          575.2
     Total debt and advances (including current portion)              99.9         238.8        294.0        193.3          238.5
     Stockholders' equity                                            303.0         215.1        188.6        182.9          163.2
     Debt and advances % of total capitalization                       25%           53%          61%          51%            59%

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Consolidated results of operations were as follows:

(in thousands, except per share data)
                                                                      1993       Change        1992      Change        1991
Operating revenues:
     Broadcasting                                                $     284,294      2.5 % $    277,287     13.0 % $     245,450
     Cable television                                                  116,765      3.8 %      112,532      9.2 %       103,091

Total operating revenues                                         $     401,059      2.9 % $    389,819     11.8 % $     348,541

Operating income:
     Broadcasting                                                $      82,574     17.4 % $     70,332     22.2 % $      57,564
     Cable television                                                   20,061    (14.6)%       23,480                    3,453
     Corporate                                                         (3,734)     (4.2)%      (3,583)    (31.2)%       (2,731)

Total operating income                                                  98,901      9.6 %       90,229     54.8 %        58,286
Interest expense                                                      (16,144)                (22,707)                 (24,239)
Miscellaneous, net                                                      84,302                      38                       49
Income taxes                                                          (66,713)                (30,801)                 (17,941)

Net income                                                       $     100,346    173.0 % $     36,759    127.5 % $      16,155

Net income per share of common stock                                     $9.72    173.0 %        $3.56    128.2 %         $1.56

Weighted average shares outstanding                                     10,326                  10,326                   10,327

Effective income tax rate                                               39.9 %                  45.6 %                   52.6 %


The following items affected the comparability of the Company's reported results of operations:

 (i) The Company sold its Memphis television station and its radio stations. The stations, and any related gains on the sales, are hereinafter referred to as the "Divested Operations." See Note 3B to the Consolidated Financial Statements.

        The following items related to Divested Operations affected the comparability of the Company's reported results of operations:

     ( in thousands, except per share data )
                                                                       1993                    1992                     1991
     Operating revenues                                            $     29,400            $      30,100            $     29,100
     Operating income                                                     8,700                    8,400                   7,700
     Gains recognized (before income taxes)                              84,471
     Gains recognized (after income taxes)                               53,000
     Gains recognized per share (after income taxes)                     $ 5.13

(ii) In 1993 management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers was resolved ("ASCAP Adjustment"). The adjustment increased broadcasting operating income $4,300,000 and net income $2,700,000, $.26 per share. See Note 4 to the Consolidated Financial Statements.

(iii) In August 1993 the federal income tax rate was increased to 35%, retroactive to January 1, 1993, and management changed its estimate of the tax basis and lives of certain assets ("Income Tax Changes"). The net effect was to decrease net income $100,000, $.01 per share. See
        Note 5 to the Consolidated Financial Statements.

 (iv) In 1991 the Company agreed to settle a lawsuit filed in 1988 by Pacific West Cable Company that alleged violations of antitrust and unfair trade practice laws ("Sacramento Settlement"). The resultant charge reduced cable television operating income by $12,000,000 and net income by $7,900,000, $.77 per share. See Note 4 to the Consolidated Financial Statements.

The items above are excluded from the consolidated and segment operating results presented in the following pages of this Management's Discussion and Analysis. Management believes they are not relevant to understanding the Company's ongoing operations.

Net income per share was as follows:

                                                                      1993       Change        1992      Change        1991
Reported net income per share                                           $ 9.72    173.0 %       $ 3.56    128.2 %        $ 1.56
Note Ref.
    (i)       Gains on sales of Divested Operations                     ( 5.13)
(ii), (iii)   1993 unusual items                                         ( .25)
  (iv)        Sacramento Settlement                                                                                         .77

Adjusted net income per share                                           $ 4.34     21.9 %       $ 3.56     52.8 %        $ 2.33


The Company's average advances from parent company in 1993 were $70,600,000 less than in 1992. The combined effects of reduced advances and lower interest rates resulted in the decrease in interest expense in 1993. Average advance balances were $14,000,000 greater in 1992 than in 1991, primarily due to the May 30, 1991 acquisition of Baltimore television station WMAR. Interest expense decreased in 1992 as the effect of the increase in average advance balances on interest expense was more than offset by the effect of lower interest rates.

Miscellaneous includes the gains referred to in (i) above.

The effective income tax rate decreased in 1993 and 1992 because pre-tax income increased, thereby reducing the relative impact of non-deductible amortization of goodwill. The rate in 1993 was also affected by the Income
Tax Changes.  See Note 5 to the Consolidated Financial Statements.   The
effective income tax rate in 1994 is expected to be approximately 42%.

RESULTS OF OPERATIONS

CONSOLIDATED - Operating results, excluding the Divested Operations, ASCAP Adjustment, and Sacramento Settlement, were as follows:

( in thousands )
                                                                      1993       Change        1992      Change        1991
Operating revenues:
     Broadcasting                                                $     254,944      3.1 % $    247,225     14.2 % $     216,395
     Cable television                                                  116,765      3.8 %      112,532      9.2 %       103,091

Total operating revenues                                         $     371,709      3.3 % $    359,757     12.6 % $     319,486

Operating income:
     Broadcasting                                                $      69,567     12.3 % $     61,926     24.1 % $      49,882
     Cable television                                                   20,061    (14.6)%       23,480     51.9 %        15,453
     Corporate                                                         (3,734)     (4.2)%      (3,583)    (31.2)%       (2,731)

Total operating income                                           $      85,894      5.0 % $     81,823     30.7 % $      62,604

Other Financial and Statistical Data:

Total advertising revenues                                       $     259,303      3.2 % $    251,346     14.3 % $     219,837

Advertising revenues as a
     percentage of total revenues                                       69.8 %                  69.9 %                   68.8 %

Total capital expenditures                                       $      30,352     19.8 % $     25,338     18.4 % $      21,394


SEGMENTS - Operating results, excluding the Divested Operations, ASCAP Adjustment, and Sacramento Settlement, for each of the Company's business segments are presented on the following pages.

Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is included in the discussion of segment results because:
 - Acquisitions of communications media businesses are based on multiples of EBITDA.
 -  Financial analysts use EBITDA to value communications media companies.
 - Changes in depreciation and amortization are often unrelated to current performance. Management believes the year-over-year change in EBITDA is a more useful measure of year-over-year performance than the change in operating income because, combined with information on capital spending plans, it is a more reliable indicator of results that may be expected in future periods.
 - Banks and other lenders use EBITDA to determine the Company's borrowing capacity.

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities.

BROADCASTING - Operating results for the broadcasting segment, excluding the Divested Operations and ASCAP Adjustment, were as follows:

( in thousands )
                                                                      1993       Change        1992      Change        1991
Operating revenues:
     Local                                                       $     130,603      8.7 % $    120,148     12.7 % $     106,610
     National                                                          114,558      4.9 %      109,204      9.8 %        99,459
     Political                                                           1,344                   8,836                      665
     Other                                                               8,439     (6.6)%        9,037     (6.5)%         9,661

Total operating revenues                                               254,944      3.1 %      247,225     14.2 %       216,395

Operating expenses:
     Employee compensation and benefits                                 70,213      5.1 %       66,814     13.7 %        58,739
     Program costs                                                      53,621     (7.5)%       57,992      5.5 %        54,965
     Other                                                              41,633      2.0 %       40,815     11.0 %        36,756
     Depreciation and amortization                                      19,910      1.2 %       19,678     22.6 %        16,053

Total operating expenses                                               185,377      0.0 %      185,299     11.3 %       166,513

Operating income                                                 $      69,567     12.3 % $     61,926     24.1 % $      49,882

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                   $      89,477      9.6 % $     81,604     23.8 % $      65,935

Percent of operating revenues:
     Operating income                                                    27.3%                   25.0%                    23.1%
     EBITDA                                                              35.1%                   33.0%                    30.5%

Capital expenditures                                             $       9,234     32.9 % $      6,948     25.7 % $       5,529

Revenues increased at most of the Company's television stations in 1993 and in 1992. Revenues at the Fox affiliates have been particularly strong.

Program costs decreased in 1993 as several syndicated programs previously aired by the Company's stations were replaced with less-costly programs.

Revenues and operating expenses in 1992 were affected by the inclusion of Baltimore television station WMAR, acquired
May 30, 1991, for the full year.

Capital expenditures in 1994 are expected to be approximately $14,000,000. Depreciation and amortization is expected to increase approximately 5% in 1994.

CABLE TELEVISION - Operating results for the cable television segment, excluding the Sacramento Settlement, were as follows:

( in thousands, except per subscriber information )
                                                                      1993       Change        1992      Change        1991
Operating revenues:
     Basic services                                              $      71,732      0.8 % $     71,140     13.4 % $      62,735
     Premium programming services                                       24,691      4.2 %       23,692     (3.1)%        24,461
     Other monthly service                                               9,926     12.7 %        8,806     (4.8)%         9,253
     Advertising                                                         4,359      5.8 %        4,121     19.7 %         3,442
     Installation and miscellaneous                                      6,057     26.9 %        4,773     49.2 %         3,200

Total operating revenues                                               116,765      3.8 %      112,532      9.2 %       103,091

Operating expenses:
     Employee compensation and benefits                                 17,613      8.3 %       16,263     (1.2)%        16,468
     Program costs                                                      27,273      7.7 %       25,330      7.6 %        23,536
     Other                                                              28,470      6.8 %       26,648      2.1 %        26,089
     Depreciation and amortization                                      23,348     12.2 %       20,811     (3.4)%        21,545

Total operating expenses                                                96,704      8.6 %       89,052      1.6 %        87,638

Operating income                                                 $      20,061    (14.6)% $     23,480     51.9 % $      15,453

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                   $      43,409     (2.0)% $     44,291     19.7 % $      36,998

Percent of operating revenues:
     Operating income                                                    17.2%                   20.9%                    15.0%
     EBITDA                                                              37.2%                   39.4%                    35.9%

Capital expenditures                                             $      21,118     14.8 % $     18,390     15.9 % $      15,865

Average number of basic subscribers                                      283.6      2.8 %        275.9      3.2 %         267.4

Average monthly revenue per basic subscriber                            $34.31      0.9 %       $33.99      5.8 %        $32.13

Homes passed at December 31                                              552.4      2.1 %        540.9      2.6 %         527.2

Basic subscribers at December 31                                         290.7      3.8 %        280.1      2.3 %         273.8

Penetration at December 31                                               52.6%                   51.8%                    51.9%

The legislation passed in October 1992 to re-regulate the cable television industry affected the Company's cable television operations in 1993. Basic rates were frozen April 5, 1993 and new regulated rates became effective September 1, 1993. The Federal Communications Commission recently announced revised rules that will further reduce regulated rates. Based upon the revised rules, revenues and EBITDA will decline in 1994.

Revenue growth also slowed in 1993 as the weak California economy inhibited subscriber growth at the Company's Sacramento cable television system, which serves 72% of the Company's total basic subscribers. Basic subscribers at the Sacramento system increased 2.9% in 1993.

Program costs as a percent of basic and premium programming service revenues increased from 27.0% in 1991 to 28.3% in 1993, primarily due to expanded and improved programming offered to basic subscribers and discounts provided to customers receiving multiple premium channels. Program costs as a percentage of basic and premium programming service revenues are expected to increase in 1994.

The estimated useful life of the distribution system for the Company's Sacramento system was reduced as the Company is upgrading the system, contributing to the increase in depreciation and amortization. Capital expenditures on the rebuild and other projects are expected to be approximately $30,000,000 in 1994. Depreciation and amortization is expected to increase approximately 10% in 1994.



LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $88,400,000 in 1993 compared to $92,300,000 in 1992.

Cash flow from operations and cash received in the sales of subsidiary companies totaled $183,000,000 in 1993 and was used primarily for capital expenditures of $30,900,000, reduction of advances of $138,900,000, and dividend payments of $12,400,000. The debt to total capitalization ratio at December 31 was .25 in 1993 and .53 in 1992.

Consolidated capital expenditures are expected to total approximately $50,000,000 in 1994, including The Home & Garden Television Network ("Home & Garden"), a 24-hour cable channel set for launch in late 1994. The Company expects to finance its capital requirements and start-up costs for Home & Garden primarily through cash flow from operations.



PROPOSED MERGER

On February 17, 1994 The E.W. Scripps Company ("EWS"), which through Scripps Howard, Inc. (its wholly-owned subsidiary) owns 86.1% of the Company's common stock, announced it had offered to acquire the 13.9% of the Company that it does not already own. In a merger proposal made to the Company's board of directors, EWS offered to exchange three shares of Class A Common stock for each of the Company's shares. Directors of the Company have formed a special committee to evaluate the offer. The merger is subject to the execution of a mutually agreeable definitive agreement, regulatory approvals, and a vote of the Company's shareholders. There can be no assurance that the merger will be entered into or that any transaction will be consummated.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
Scripps Howard Broadcasting Company:

We have audited the accompanying consolidated balance sheets of Scripps Howard Broadcasting Company and subsidiary companies (Company) as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings and of cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE
Cincinnati, Ohio
January 26, 1994

CONSOLIDATED BALANCE SHEETS

( in thousands, except share data )
                                                                                                   As of December 31,
                                                                                          1993                         1992
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $      2,131                 $      2,629
     Accounts and notes receivable (less allowances - 1993, $1,595; 1992, $1,978)          66,273                       61,521
     Program rights                                                                        42,388                       46,436
     Deferred income taxes                                                                  2,735                        2,543
     Miscellaneous                                                                          7,989                        7,869
     Total current assets                                                                 121,516                      120,998

Property, Plant, and Equipment                                                            191,272                      196,754

Goodwill and Other Intangible Assets                                                      253,592                      280,139

Other Assets:
     Program rights (less current portion)                                                 43,084                       45,996
     Miscellaneous                                                                         12,444                        9,695
     Total other assets                                                                    55,528                       55,691

TOTAL ASSETS                                                                         $    621,908                 $    653,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Program rights payable                                                          $     30,640                 $     42,625
     Accounts payable                                                                      12,422                        9,935
     Accrued liabilities:
          Copyright and programming costs                                                   4,166                       10,207
          Income taxes                                                                     13,247                        3,375
          Employee compensation and benefits                                                3,524                        2,844
          Interest                                                                          1,577                        4,949
          Miscellaneous                                                                     7,895                        4,573
     Total current liabilities                                                             73,471                       78,508

Deferred Income Taxes                                                                      85,653                       60,410

Advances from Parent Company                                                               99,926                      238,804

Other Long-Term Obligations                                                                59,841                       60,798

Stockholders' Equity:
     Common stock, $.25 par-authorized:  25,000,000 shares;
          issued and outstanding:  10,325,788 shares                                        2,582                        2,582
     Retained earnings                                                                    300,435                      212,480
     Total stockholders' equity                                                           303,017                      215,062

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    621,908                 $    653,582

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

( in thousands, except share data )
                                                                                           Years ended December 31,

                                                                               1993                     1992          1991
Operating Revenues:
     Broadcasting                                                         $     284,294 $                277,287 $     245,450
     Cable television                                                           116,765                  112,532       103,091
     Total operating revenues                                                   401,059                  389,819       348,541
Operating Expenses:
     Employee compensation and benefits                                          98,978                   94,509        86,288
     Broadcast and cable television programming costs                            83,011                   85,750        80,860
     Settlement of Sacramento cable television litigation                                                               12,000
     Other operating expenses                                                    75,755                   77,597        72,240
     Depreciation                                                                30,772                   27,733        27,773
     Amortization of intangible assets                                           13,642                   14,001        11,094
     Total operating expenses                                                   302,158                  299,590       290,255

Operating Income                                                                 98,901                   90,229        58,286

Other Credits (Charges):
     Interest on advances from parent company                                  (15,245)                 (22,190)      (23,681)
     Other interest expense                                                       (899)                    (517)         (558)
     Gains on sales of subsidiary companies                                      84,471
     Miscellaneous, net                                                           (169)                       38            49
     Net other credits (charges)                                                 68,158                 (22,669)      (24,190)

Income Before Income Taxes                                                      167,059                   67,560        34,096
                                                                                                                             0
Provision for Income Taxes                                                       66,713                   30,801        17,941

Net Income                                                                      100,346                   36,759        16,155
Retained Earnings, Beginning of Year                                            212,480                  186,047       180,339
Total                                                                           312,826                  222,806       196,494
Less:
      Dividends - $1.20, $1.00, and $1.00 per share                              12,391                   10,326        10,326
      Purchase and retirement of 2,411 shares of common stock                                                              121
Retained Earnings, End of Year                                            $     300,435 $                212,480 $     186,047


Net Income Per Share of Common Stock                                              $9.72                    $3.56         $1.56

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands )
                                                                                           Years ended December 31,
                                                                               1993                1992               1991
Cash Flows From Operating Activities:
Net income                                                                $     100,346 $                 36,759 $      16,155
Adjustments to reconcile net income
     to net cash flows from operating activities:
     Depreciation                                                                30,772                   27,733        27,773
     Amortization of intangible assets                                           13,642                   14,001        11,094
     Deferred income taxes                                                       23,596                    1,267         1,727
     Gains on sales of subsidiary companies                                    (84,471)
     Changes in certain working capital accounts, net of effects
          from subsidiary companies purchased and sold                            2,076                    5,146       (1,812)
     Miscellaneous, net                                                           2,456                    7,430         5,344
Net operating activities                                                         88,417                   92,336        60,281

Cash Flows From Investing Activities:
Additions to property, plant, and equipment                                    (30,851)                 (26,519)      (22,304)
Purchase of subsidiary companies, net of cash acquired                            (251)                    (838)     (128,902)
Sales of subsidiary companies                                                    94,262
Miscellaneous, net                                                                  277                      218         (334)
Net investing activities                                                         63,437                 (27,139)     (151,540)

Cash Flows From Financing Activities:
Increase in advances from parent company                                          3,622                                200,000
Payments on advances from parent company                                      (142,500)                 (55,158)      (98,848)
Payments on long-term debt                                                                                               (450)
Dividends paid                                                                 (12,391)                 (10,326)      (10,326)
Purchase and retirement of common stock                                                                                  (121)
Miscellaneous, net                                                              (1,083)                     (11)         (261)
Net financing activities                                                      (152,352)                 (65,495)        89,994

Increase (Decrease) in Cash and Cash Equivalents                                  (498)                    (298)       (1,265)

Cash and Cash Equivalents:
Beginning of year                                                                 2,629                    2,927         4,192

End of year                                                               $       2,131 $                  2,629 $       2,927



Supplemental Cash Flow Disclosures:
Interest paid                                                             $      19,032 $                 24,013 $      24,523
Income taxes paid                                                                31,642                   19,252        20,721
Increase in program rights and related liabilities                               51,614                   48,251        42,862

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of Scripps Howard Broadcasting Company and its majority-owned subsidiary companies ("Company"). The Company is 86.1% owned by Scripps Howard, Inc. ("SHI"), a wholly-owned subsidiary of The E.W. Scripps Company ("EWS").

Goodwill and Other Intangible Assets - Goodwill and other intangible assets are stated at the lower of unamortized cost or fair value. Fair value is estimated based upon estimated future net cash flows. An impairment loss is recognized when the undiscounted estimated future net cash flows exceed the unamortized cost of the asset. Goodwill represents the cost of acquisitions in excess of tangible assets and identifiable intangible assets received. Cable television franchises are amortized generally over the remaining terms of acquired cable systems' franchise agreements and non-competition agreements over the terms of the agreements. Goodwill acquired after October 1970, customer lists, and other intangible assets are amortized over periods of up to 40 years. Goodwill acquired before November 1970 ($6,500,000) is not amortized.

Income Taxes - Deferred income tax liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. The Company's temporary differences primarily result from accelerated depreciation and amortization for tax purposes and accrued expenses not deductible for tax purposes until paid. Also, the Company received a tax certificate from the Federal Communications Commission upon the sale of the Memphis television and radio stations, enabling the Company to defer payment of income taxes on the $60,500,000 tax-basis gain for a minimum of two years.

The Company is included in the consolidated federal income tax return of EWS. However, the provision is computed as if the Company filed a separate federal income tax return.

Property, Plant, and Equipment - Depreciation is computed using the straight-line method over estimated useful lives. Interest costs related to major capital projects are capitalized and classified as property, plant, and equipment.

Program Rights - Program rights are recorded at the time such programs become available for broadcast. Program rights are stated at the lower of unamortized cost or fair value. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program.
The portion of the unamortized balance expected to be amortized within one year is classified as a current asset. The liability for program rights is not discounted for imputed interest. Estimated fair values (which are based on current rates available to the Company for debt of the same remaining maturity) and the carrying amounts of the Company's program rights liabilities were as follows:

( in thousands )
                                                                                          1993                         1992
Liabilities for programs available for broadcast:
     Carrying amount                                                                 $     64,300                 $     68,300
     Fair value                                                                            58,700                       64,500

Cash and Cash Equivalents - Cash and cash equivalents represent cash on hand, bank deposits, and highly liquid debt instruments with an original maturity of up to three months. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding. Weighted average shares outstanding were as follows:

( in thousands )
                                                                               1993                1992               1991
Weighted average shares outstanding                                              10,326                   10,326        10,327

Reclassifications - For comparison purposes certain 1992 and 1991 items have been reclassified to conform with 1993 classifications.


2.   ACCOUNTING CHANGES

The Company adopted Financial Accounting Standard No. 112 - Employers' Accounting for Postemployment Benefits in 1993. The change had no effect on the Company's financial statements.


3.   ACQUISITIONS AND DIVESTITURES

A.   Acquisitions

     1993 and 1992 - The Company purchased several cable television systems.

     1991 - The Company purchased Baltimore television station WMAR for $125,000,000 in cash and assumed liabilities totaling $29,000,000. The Company also purchased several cable television systems.

     The following table presents additional information about the acquisitions:


   ( in thousands )
                                                                                            1993          1992          1991
     Goodwill and other intangible assets acquired                                     $         161 $         425 $     101,507
     Other assets acquired                                                                        90           413        56,043
     Liabilities assumed                                                                                                (28,648)

     Cash paid                                                                         $         251 $         838 $     128,902


     The acquisitions have been accounted for as purchases, and accordingly the purchase prices were allocated to assets and liabilities based on the estimated fair value as of the dates of acquisition.

     The acquired operations have been included in the consolidated statements of income from the dates of acquisition. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of the Company and WMAR for 1991, assuming the acquisition was completed at the beginning of the year. These results include certain adjustments, primarily increased interest expense and depreciation and amortization, and are not necessarily indicative of what the results would have been had the Company owned WMAR during 1991:

     ( in thousands, except per share data )
                                                                                                                        1991
     Operating revenues                                                                                            $     362,200
     Operating income                                                                                                     55,800
     Net income                                                                                                           11,300
     Net income per share                                                                                                 $ 1.09


     Pro forma results are not presented for the cable television acquisitions because the combined results of operations would not be significantly different from the reported amounts.

B.   Divestitures

     1993 - The Company sold its Memphis television station and its radio stations. The following table presents additional information about the divestitures:

     ( in thousands, except per share data )
                                                                                            1993
     Cash received                                                                     $      94,262
     Net assets disposed                                                                       9,791

     Gains recognized (before income taxes)                                            $      84,471

     Gains recognized (after income taxes)                                             $      53,000

     Gains recognized per share (after income taxes)                                          $ 5.13

     Included in the consolidated financial statements are the following results of divested operations (excluding gains on sales):


     ( in thousands )
                                                                                            1993          1992          1991
     Operating revenues                                                                  $      29,400 $      30,100 $      29,100
     Operating income                                                                            8,700         8,400         7,700

4.   UNUSUAL CREDITS AND CHARGES

The Company's 1993 operating results include net after-tax gains on the sales of subsidiary companies of $53,000,000, $5.13 per share (see Note
3B).

1993 - Management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment increased operating income $4,300,000 and net income $2,700,000, $.26 per share. The U.S. television industry challenged the copyright fees required to be paid to ASCAP under a formula established in 1950. The dispute concerned payments for the past ten years. The U.S. District Court of the Southern District of New York ruled on February 26, 1993, and the change in estimate was based on that ruling.

In August 1993 the federal income tax rate was increased to 35%, retroactive to January 1, 1993, and management changed its estimate of the tax basis and lives of certain assets. The net effect was to decrease net income $100,000, $.01 per share
(see Note 5).

1991 - The Company agreed to settle a lawsuit filed in 1988 by Pacific West Cable Company that alleged violations of antitrust and unfair trade practice laws. The resultant charge reduced operating income by $12,000,000 and net income by $7,900,000, $.77 per share.



5.   INCOME TAXES

The Internal Revenue Service ("IRS") is currently examining the consolidated income tax returns of EWS for the years 1985 through 1990. Management believes that adequate provision for income taxes has been made for all open years.

In 1991 the Company reached agreement with the IRS to settle the audits of its 1982 through 1984 federal income tax returns. The IRS required the Company's broadcast operations to change to the accrual method of accounting for income tax purposes. There was no charge to income resulting from the settlement.

In 1991 SHI reached agreement with the State of Ohio to settle the audits of its 1980 through 1987 consolidated state franchise tax returns, which included the Company. The Company recorded additional income tax expense of $1,900,000 as a result of the settlement.

In August 1993 the federal income tax rate was increased to 35%, retroactive to January 1, 1993. The change in the tax rate increased the Company's deferred tax liabilities $2,100,000. The resultant charge to income taxes reduced net income $2,100,000, $.20 per share. Also in 1993, management changed its estimate of the tax basis and lives of certain assets. The resulting change in the estimated tax liabilities for prior years increased net income $2,000,000, $.19 per share.

The approximate effect of the temporary differences giving rise to the Company's deferred income tax liabilities (assets) are as follows:

( in thousands )
                                                                                          1993                         1992
Accelerated depreciation and amortization                                            $     61,481                 $     59,387
Deferred gain on sale of Memphis television and radio stations                             23,126
Accrued expenses not deductible until paid                                                (1,063)                      (2,289)
Other temporary differences, net                                                            1,562                        4,120

Total                                                                                      85,106                       61,218
State net operating loss carryforwards                                                    (2,188)                      (3,351)

Net deferred tax liability                                                           $     82,918                 $     57,867


The Company's state net operating loss carryforwards expire from 2000 through 2006.

The provision for income taxes consists of the following:

( in thousands )
                                                                               1993                1992               1991
Current:
     Federal                                                              $      38,556 $                 25,858 $      12,741
     State and local                                                              4,561                    3,676         1,573
     Ohio franchise tax settlement                                                                                       1,900

Total current                                                                    43,117                   29,534        16,214

Deferred:
     Federal                                                                     19,724                      275         2,377
     State and local                                                              3,872                      992         (650)

Total deferred                                                                   23,596                    1,267         1,727

Provision for income taxes                                                $      66,713 $                 30,801 $      17,941

The difference between the statutory rate for federal income tax and the effective income tax rate is summarized as follows:

                                                                               1993                1992               1991
Statutory rate                                                                   35.0 %                    34.0 %        34.0 %
Effect of:
     State and local income taxes                                                   3.3                      4.6           1.8
     Amortization of goodwill                                                       1.2                      6.1           9.8
     Increase in tax rate to 35% on deferred tax liabilities                        1.3
     Change in estimated tax basis and lives of certain assets                    (0.8)
     Ohio franchise tax settlement                                                                                         5.6
     Miscellaneous                                                                (0.1)                      0.9           1.4

Effective income tax rate                                                        39.9 %                    45.6 %        52.6 %

6.   ADVANCES FROM PARENT COMPANY

Advances from SHI consisted of the following at December 31:

( in thousands )
                                                                                          1993                         1992
Advance under credit facility, payable 1995                                          $     19,926                 $     16,304
8.5% advance, payable 1995 - 1996                                                          80,000                      160,000
10.3% advance                                                                                                           62,500

Advances from parent company                                                         $     99,926                 $    238,804


Fair value of advances from SHI *                                                         103,400                 $    248,500

Weighted average interest rate on credit facility at balance sheet date                      3.4%                         4.6%

        *   Fair value is estimated based on current rates available to the Company for debt of the same remaining maturity.


The Company has a credit facility with SHI which, at December 31, 1993 permitted maximum borrowings up to $75,000,000 ("Credit Facility"). Maximum borrowing under the Credit Facility is changed as the Company's anticipated needs change and is not indicative of the Company's short-term borrowing capacity. The Credit Facility expires in September 1995 and may be extended upon mutual agreement.

In 1993 the Company prepaid the scheduled 1994 payment on the 10.3% advance and the scheduled 1997 and 1998 payments on the 8.5% advance.

7.   PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant, and equipment consisted of the following at December 31:

( in thousands )
                                                                                          1993                         1992
Land and improvements                                                                $     10,023                 $     10,475
Buildings and improvements                                                                 32,401                       33,722
Equipment                                                                                 347,289                      341,799

Total                                                                                     389,713                      385,996
Accumulated depreciation                                                                  198,441                      189,242

Net property, plant, and equipment                                                   $    191,272                 $    196,754

Goodwill and other intangible assets consisted of the following at December 31:

( in thousands )
                                                                                          1993                         1992
Goodwill                                                                             $    190,132                 $    205,195
Cable television franchise costs                                                           10,819                       10,808
Customer lists                                                                             56,712                       56,712
Licenses and copyrights                                                                    28,221                       28,221
Non-competition agreements                                                                 19,415                       19,575
Other                                                                                      29,265                       30,101

Total                                                                                     334,564                      350,612
Accumulated amortization                                                                   80,972                       70,473

Net goodwill and other intangible assets                                             $    253,592                 $    280,139

8.   EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit plans covering substantially all employees. Benefits are generally based on the employees' compensation and years of service. Funding is based on the requirements of the plans and applicable federal laws. The Company also sponsors defined contribution plans covering substantially all employees. The Company matches a portion of employees' voluntary contributions to these plans.

Retirement plans expense consisted of the following:

( in thousands )
                                                                               1993                1992               1991
Service cost                                                              $       2,135 $                  1,851 $       1,443
Interest cost                                                                     2,096                    1,800         1,802
Actual return on plan assets                                                    (2,155)                  (1,921)       (5,084)
Net amortization and deferral                                                     (642)                    (977)         2,341

Defined benefit plans                                                             1,434                      753           502
Other, including defined contribution plans                                       1,322                    1,201         1,135

Total                                                                             2,756                    1,954         1,637
Curtailment losses included in
     gains on sales of subsidiary companies                                         198

Total retirement plans expense                                            $       2,954 $                  1,954 $       1,637

Assumptions used in the accounting for the defined benefit pension plans were as follows:

                                                                               1993                1992               1991
Discount rate as of December 31                                                    7.0%                     8.0%          8.5%
Expected long-term rate of return on plan assets                                   8.0%                     9.0%          9.5%
Rate of increase in compensation levels                                            3.5%                     4.5%          5.0%

The funded status of the defined benefit pension plans at December 31 was as follows:

( in thousands )
                                                                                                   1993               1992
Actuarial present value of vested benefits                                              $               (21,724) $    (19,990)

Actuarial present value of accumulated benefits                                         $               (23,750) $    (21,549)

Actuarial present value of projected benefits                                           $               (30,662) $    (26,918)
Plan assets at fair value                                                                                 30,670        29,303

Plan assets in excess of projected benefits                                                                    8         2,385
Unrecognized net loss (gain)                                                                                 877         (721)
Unrecognized prior service cost                                                                            1,151         1,255
Unrecognized net asset at the date FAS No. 87 was
     adopted, net of amortization                                                                        (3,114)       (3,449)

Net pension asset (liability) recognized in the balance sheet                           $                (1,078) $       (530)


Plan assets consist of marketable equity and fixed-income securities.

9.   SEGMENT INFORMATION

Broadcasting operating income in 1993 was increased by $4,300,000 as a result of the change in estimate of the additional amount of copyright fees owed ASCAP (see Note 4).

Cable television operating income was reduced in 1991 by the $12,000,000 charge related to settlement of the Sacramento cable television litigation (see Note 4).

Financial information relating to the Company's business segments is as follows:

( in thousands )
                                                                               1993                1992               1991
OPERATING REVENUES
Broadcasting                                                              $     284,294 $                277,287 $     245,450
Cable television                                                                116,765                  112,532       103,091

Total operating revenues                                                  $     401,059 $                389,819 $     348,541

OPERATING INCOME
Broadcasting                                                              $      82,574 $                 70,332 $      57,564
Cable television                                                                 20,061                   23,480         3,453
Corporate                                                                       (3,734)                  (3,583)       (2,731)

Total operating income                                                    $      98,901 $                 90,229 $      58,286

DEPRECIATION
Broadcasting                                                              $       9,470 $                  9,174 $       8,237
Cable television                                                                 21,302                   18,559        19,536

Total depreciation                                                        $      30,772 $                 27,733 $      27,773

AMORTIZATION OF INTANGIBLE ASSETS
Broadcasting                                                              $      11,596 $                 11,749 $       9,085
Cable television                                                                  2,046                    2,252         2,009

Total amortization of intangible assets                                   $      13,642 $                 14,001 $      11,094

ASSETS
Broadcasting                                                              $     449,552 $                480,456 $     507,967
Cable television                                                                168,580                  170,448       169,356
Corporate                                                                         3,776                    2,678         4,877

Total assets                                                              $     621,908 $                653,582 $     682,200

CAPITAL EXPENDITURES
Broadcasting                                                              $       9,733 $                  8,129 $       6,439
Cable television                                                                 21,118                   18,390        15,865

Total capital expenditures                                                $      30,851 $                 26,519 $      22,304

Corporate assets are primarily cash and deferred income taxes.

10.  TRANSACTIONS WITH PARENT COMPANY

Intercompany payable (receivable) balances with SHI at December 31 were as follows:

( in thousands )
                                                                                          1993                         1992
Accrued federal income tax                                                           $     11,600                 $      2,100
Accrued interest on advances from SHI                                                       1,600                        4,900
Advances from SHI                                                                          99,900                      238,800


SHI provides general management services to all of its subsidiaries. SHI also provides management specifically for its cable television operations. The Company's share of such services was as follows:

 ( in thousands )
                                                                               1993                1992               1991
General management services                                               $       3,500 $                  3,600 $       2,700
Cable television management services                                              1,100                    1,400         1,100


11.  COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

The Company is committed to purchase approximately $68,000,000 of program rights currently not available for broadcast, including programs not yet produced. If such programs are not produced the Company's commitment would expire without obligation.

The Company is diversified geographically and has a diverse customer base. The Company grants credit to substantially all of its customers.
Management believes bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on the Company's financial position.

Minimum payments on non-cancelable leases at December 31, 1993 were $1,600,000. Rental expense for cancelable and non-cancelable leases was as follows:

 ( in thousands )
                                                                               1993                1992               1991
Rental expense, net of sublease income                                    $       2,100 $                  2,000 $       2,100

12.  SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows:

( in thousands, except per share data )                            1st            2nd          3rd         4th
1993                                                             Quarter        Quarter      Quarter     Quarter         Total
Operating revenues:
   Broadcasting                                               $     61,845  $     77,401 $     67,178 $     77,870  $    284,294
   Cable television                                                 29,384        29,662       28,946       28,773       116,765

   Total operating revenues                                         91,229       107,063       96,124      106,643       401,059

Operating expenses:
   Employee compensation and benefits                               24,151        24,942       24,687       25,198        98,978
   Broadcast and cable television program costs                     19,219        22,027       21,696       20,069        83,011
   Other operating expenses                                         14,664        21,257       19,606       20,228        75,755
   Depreciation and amortization                                    10,567        11,365       10,813       11,669        44,414

   Total operating expenses                                         68,601        79,591       76,802       77,164       302,158

Operating income                                                    22,628        27,472       19,322       29,479        98,901
Interest expense                                                   (4,564)       (4,421)      (3,929)      (3,230)      (16,144)
Miscellaneous, net                                                      18         (169)         (27)       84,480        84,302
Income taxes                                                       (7,755)      (10,222)      (7,004)     (41,732)      (66,713)

Net income                                                    $     10,327  $     12,660 $      8,362 $     68,997  $    100,346

Net income per share of common stock                                $ 1.00        $ 1.23        $ .81       $ 6.68         $9.72

Cash dividends per share of common stock                             $ .30         $ .30        $ .30        $ .30        $ 1.20

( in thousands, except per share data )                            1st            2nd          3rd         4th
1992                                                             Quarter        Quarter      Quarter     Quarter         Total
Operating revenues:
   Broadcasting                                               $     58,737  $     74,264 $     67,061 $     77,225  $    277,287
   Cable television                                                 27,134        27,816       28,196       29,386       112,532

   Total operating revenues                                         85,871       102,080       95,257      106,611       389,819

Operating expenses:
   Employee compensation and benefits                               22,908        23,797       23,626       24,178        94,509
   Broadcast and cable television program costs                     20,735        23,013       22,019       19,983        85,750
   Other operating expenses                                         18,941        18,937       18,939       20,780        77,597
   Depreciation and amortization                                    10,749        10,804       10,041       10,140        41,734

   Total operating expenses                                         73,333        76,551       74,625       75,081       299,590

Operating income                                                    12,538        25,529       20,632       31,530        90,229
Interest expense                                                   (5,911)       (5,803)      (5,577)      (5,416)      (22,707)
Miscellaneous, net                                                    (10)             5            6           37            38
Income taxes                                                       (2,914)       (8,681)      (6,625)     (12,581)      (30,801)

Net income                                                    $      3,703  $     11,050 $      8,436 $     13,570  $     36,759

Net income per share of common stock                                 $ .36        $ 1.07        $ .82       $ 1.31        $ 3.56

Cash dividends per share of common stock                             $ .25         $ .25        $ .25        $ .25        $ 1.00

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted average number of shares outstanding for that period.

                    SCRIPPS HOWARD BROADCASTING COMPANY

            Index to Consolidated Financial Statement Schedules

Indebtedness to Related Parties                                   S-2
Property, Plant, and Equipment                                    S-3
Accumulated Depreciation of Property, Plant, and Equipment        S-4
Valuation and Qualifying Accounts                                 S-5
Supplementary Income Statement Information                        S-6

INDEBTEDNESS TO RELATED PARTIES                                                                                        SCHEDULE
                                                                                                                             IV
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
( in thousands )
                     COLUMN A                         COLUMN F     COLUMN G                             COLUMN H     COLUMN I

                                                       BALANCE                                                        BALANCE
                                                      BEGINNING              -----INDEBTEDNESS TO-----                 END OF
                                                         OF
                  NAME OF PERSON                       PERIOD      ADDITIONS                           DEDUCTIONS      PERIOD
YEAR ENDED DECEMBER 31, 1993:

Scripps Howard, Inc.
     Advance under credit facility                 $     16,304 $      3,622                                      $      19,926
     8.5% advance, payable 1995-1996                    160,000                                      $     80,000        80,000
     10.3% advance                                       62,500                                            62,500

     Total                                         $    238,804 $      3,622                         $    142,500 $      99,926


YEAR ENDED DECEMBER 31, 1992:

Scripps Howard, Inc.
     Advance under credit facility                 $     40,212                                      $     23,908 $      16,304
     8.5% advance, payable 1995-1998                    160,000                                                         160,000
     10.3% advance, payable through 1994                 93,750                                            31,250        62,500

     Total                                         $    293,962                                      $     55,158 $     238,804


YEAR ENDED DECEMBER 31, 1991:

Scripps Howard, Inc.
     Advance under credit facility                 $     67,810                                      $     27,598 $      40,212
     8.5% advance, payable 1995-1998                            $    200,000                               40,000       160,000
     10.3% advance, payable through 1994                125,000                                            31,250        93,750

     Total                                         $    192,810 $    200,000                         $     98,848 $     293,962

In 1993 the Company prepaid the scheduled 1994 payment on the 10.3% advance, and the scheduled 1997 and 1998 payments on the 8.5% advance.

In 1991 the Company prepaid the scheduled 1999 payment on the 8.5% advance.

PROPERTY, PLANT, AND EQUIPMENT                                                                                        SCHEDULE V
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
(in thousands)
                      COLUMN A                            COLUMN B     COLUMN C     COLUMN D        COLUMN E         COLUMN F

                                                           BALANCE                                    OTHER           BALANCE
                                                          BEGINNING    ADDITIONS    RETIRE-          ADD (1)          END OF
                   CLASSIFICATION                         OF PERIOD     AT COST      MENTS          (DEDUCT)          PERIOD

YEAR ENDED DECEMBER 31, 1993:
Land and improvements                                  $     10,475 $        335 $          3  $          (784) $         10,023
Buildings and improvements                                   33,722        1,938           60           (3,199)           32,401
Equipment                                                   341,799       28,578       11,613          (11,475)          347,289

                                     TOTAL             $    385,996 $     30,851 $     11,676  $       (15,458) $        389,713


YEAR ENDED DECEMBER 31, 1992:
Land and improvements                                  $     10,331 $        146 $          2                   $         10,475
Buildings and improvements                                   32,658        1,135           71                             33,722
Equipment                                                   320,106       25,238        3,958  $            413          341,799

                                     TOTAL             $    363,095 $     26,519 $      4,031  $            413 $        385,996


YEAR ENDED DECEMBER 31, 1991:
Land and improvements                                  $      8,137 $        138 $          5  $          2,061 $         10,331
Buildings and improvements                                   26,082          958           42             5,660           32,658
Equipment                                                   300,594       21,208       13,739            12,043          320,106

                                     TOTAL             $    334,813 $     22,304 $     13,786  $         19,764 $        363,095


1)  Other changes include the following acquisitions and divestitures:
      1993:  Purchase of cable television system.
             Divestiture of Memphis television station and radio stations.

      1992:  Purchase of cable television systems.

      1991:  Purchase of Baltimore television station and cable television systems.

ACCUMULATED DEPRECIATION OF PROPERTY, PLANT & EQUIPMENT                                                                 SCHEDULE VI
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
( in thousands )
                      COLUMN A                            COLUMN B     COLUMN C     COLUMN D        COLUMN E         COLUMN F

                                                                       ADDITIONS
                                                           BALANCE    CHARGED TO                      OTHER           BALANCE
                                                          BEGINNING    COSTS AND    RETIRE-          ADD (1)          END OF
                   CLASSIFICATION                         OF PERIOD    EXPENSES      MENTS          (DEDUCT)          PERIOD
YEAR ENDED DECEMBER 31, 1993:
Land and improvements                                  $        455 $         42 $          3  $           (97) $            397
Buildings and improvements                                   11,501        1,297            7           (1,766)           11,025
Equipment                                                   177,286       29,433       11,201           (8,499)          187,019

                                     TOTAL             $    189,242 $     30,772 $     11,211  $       (10,362) $        198,441


YEAR ENDED DECEMBER 31, 1992:
Land and improvements                                  $        414 $         41                                $            455
Buildings and improvements                                   10,261        1,258 $         18                             11,501
Equipment                                                   154,673       26,434        3,821                            177,286

                                     TOTAL             $    165,348 $     27,733 $      3,839                   $        189,242


YEAR ENDED DECEMBER 31, 1991:
Land and improvements                                  $        375 $         40 $          1                   $            414
Buildings and improvements                                    9,044        1,247           30                             10,261
Equipment                                                   141,895       26,486       13,708                            154,673

                                     TOTAL             $    151,314 $     27,773 $     13,739                   $        165,348


Depreciation is computed using the straight-line method over the following useful lives:

          Land improvements and building improvements     5 to 20 years
          Buildings                                      20 to 35 years
          Equipment                                       3 to 20 years

1)        Other changes represent divestiture of the Memphis television station and the radio stations.

VALUATION AND QUALIFYING ACCOUNTS                                                                                  SCHEDULE VIII
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
( in thousands )
                      COLUMN A                            COLUMN B     COLUMN C     COLUMN D        COLUMN E         COLUMN F

                                                                                                    INCREASE
                                                                       ADDITIONS   DEDUCTIONS      (DECREASE)
                                                           BALANCE    CHARGED TO    AMOUNTS         RECORDED          BALANCE
                                                          BEGINNING    COSTS AND    CHARGED       ACQUISITIONS        END OF
                   CLASSIFICATION                         OF PERIOD    EXPENSES     OFF-NET      (DIVESTITURES)       PERIOD
YEAR ENDED DECEMBER 31, 1993:
Allowance for doubtful
    accounts receivable                                $      1,978        2,598        2,981                   $          1,595


YEAR ENDED DECEMBER 31, 1992:
Allowance for doubtful
    accounts receivable                                $      1,754        3,109        2,885                   $          1,978


YEAR ENDED DECEMBER 31, 1991:
Allowance for doubtful
    accounts receivable                                $      1,335        4,335        4,528            612    $          1,754

SUPPLEMENTARY INCOME STATEMENT INFORMATION                                                                          SCHEDULE X
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
( in thousands )
                                COLUMN A                                                         COLUMN B
                                                                                           CHARGED TO COSTS AND
                                                                                                 EXPENSES
                                  ITEM                                         1993                1992               1991

Maintenance and repairs                                                   $       5,315 $                  4,312 $       4,305

Amortization of intangible assets                                                13,642                   14,001        11,094

Taxes, other than income and payroll                                              4,289                    4,333         3,698

Advertising costs                                                                 8,150                    8,657         7,350

Royalty expense                                                                 (1,134)                    6,531         5,608


Royalty expense in 1993 was reduced by the change in estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and
Publishers was resolved.  See Note 4 to the Consolidated Financial Statements.