Form 10-Q
period 1994-03-31
SCRIPPS HOWARD BROADCASTING CO
filed 1994-05-11
CIK 88034

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                               FORM 10-Q


   ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1994

                                  OR

  (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                     Commission File Number 0-300



                  SCRIPPS HOWARD BROADCASTING COMPANY
        (Exact name of registrant as specified in its charter)


        Ohio                                31-0438675
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification Number)


 312 Walnut Street
  Cincinnati, Ohio                            45201
(Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code:  (513) 977-3000


                            Not Applicable
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether a registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 15, 1994 the registrant had outstanding 10,325,788 shares of Common Stock, $.25 par value.

             INDEX TO SCRIPPS HOWARD BROADCASTING COMPANY

       REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994



Item No.                                                             Page

                    PART I - FINANCIAL INFORMATION

  1       Financial Statements                                        3

  2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      3


                      PART II - OTHER INFORMATION

  1       Legal Proceedings                                           3

  2       Changes in Securities                                       3

  3       Defaults Upon Senior Securities                             3

  4       Submission of Matters to a Vote of Security Holders         3

  5       Other Information                                           4

  6       Exhibits and Reports on Form 8-K                            4

                                PART I

ITEM 1.FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.



                               PART II


ITEM 1.LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, such as defamation actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings relating to, among other things, renewal of broadcast licenses, none of which is expected to result in material loss.



ITEM 2.CHANGES IN SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.



ITEM 3.DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.



ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 5.OTHER INFORMATION

None.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                               Exhibits

None.



                          Reports on Form 8-K
No reports on Form 8-K were filed during the quarter for which this report is filed.




                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SCRIPPS HOWARD BROADCASTING COMPANY




Dated:     May 11, 1994       BY:         /s/ D. J. Castellini
                              D. J. Castellini
                              Treasurer

                  SCRIPPS HOWARD BROADCASTING COMPANY


                    Index to Financial Information

               Item                                            Page

Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income and Retained Earnings        F-3
Consolidated Statements of Cash Flows                          F-4
Notes to Consolidated Financial Statements                     F-5
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         F-11

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                                 As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $         3,019 $         2,131 $          2,283
   Accounts and notes receivable (less
      allowances - $1,512, $1,595, $1,863)                                             52,104          66,273           52,490
   Program rights and production costs                                                 41,016          42,388           43,096
   Deferred income taxes                                                                2,612           2,735            2,504
   Miscellaneous                                                                        9,244           7,989            8,632
   Total current assets                                                               107,995         121,516          109,005

Property, Plant, and Equipment                                                        198,199         191,272          195,881

Goodwill and Other Intangible Assets                                                  253,477         253,592          276,791

Other Assets:
   Program rights and production costs (less current portion)                          45,715          43,084           40,364
   Miscellaneous                                                                       10,788          12,444           10,089
   Total other assets                                                                  56,503          55,528           50,453

TOTAL ASSETS                                                                  $       616,174 $       621,908 $        632,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Program rights payable                                                     $        33,843 $        30,640 $         38,193
   Accounts payable                                                                     9,964          12,422            9,514
   Accrued liabilities:
      Copyright and programming costs                                                   3,779           4,166            4,271
      Employee compensation and benefits                                                3,060           3,524            3,057
      Interest                                                                          3,277           1,577            5,667
      Income taxes                                                                     11,398          13,247            5,829
      Miscellaneous                                                                     7,320           7,895            4,789
   Total current liabilities                                                           72,641          73,471           71,320

Deferred Income Taxes                                                                  83,951          85,653           60,173

Advances From Parent Company                                                           97,881          99,926          219,873

Other Long-term Obligations                                                            51,920          59,841           58,473

Stockholders' Equity:
   Common stock, $.25 par-authorized:  25,000,000 shares;
      issued and outstanding:  10,325,788 shares                                        2,582           2,582            2,582
   Retained earnings                                                                  307,199         300,435          219,709
   Total stockholders' equity                                                         309,781         303,017          222,291

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $       616,174 $       621,908 $        632,130

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
( in thousands, except share data )                                                                  Three months ending
                                                                                                          March 31,
                                                                                                1994                     1993
Operating Revenues:
   Broadcasting                                                                            $    60,353               $   61,845
   Cable television                                                                             28,049                   28,470
   Total operating revenues                                                                     88,402                   90,315


Operating Expenses:
   Employee compensation and benefits                                                           22,596                   24,151
   Programming and production costs                                                             19,361                   19,219
   Other operating expenses                                                                     17,090                   13,750
   Depreciation                                                                                  7,107                    7,191
   Amortization of intangible assets                                                             3,366                    3,376
   Total operating expenses                                                                     69,520                   67,687

Operating Income                                                                                18,882                   22,628

Other Credits (Charges):
   Interest on advances from parent company                                                    (1,877)                  (4,436)
   Other interest expense                                                                         (98)                    (128)
   Miscellaneous, net                                                                             (67)                       18
   Net other credits (charges)                                                                 (2,042)                  (4,546)

Income Before Income Taxes                                                                      16,840                   18,082

Provision for Income Taxes                                                                       6,978                    7,755

Net Income                                                                                       9,862                   10,327
Retained Earnings, Beginning of Period                                                         300,435                  212,480
Total                                                                                          310,297                  222,807

Dividends                                                                                      (3,098)                  (3,098)
Retained Earnings, End of Period                                                           $   307,199               $  219,709

Per Share of Common Stock:
   Net Income                                                                                    $0.96                    $1.00

   Dividends Declared                                                                            $0.30                    $0.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands )                                                                                    Three months ending
                                                                                                          March 31,
                                                                                                1994                     1993
Cash Flows from Operating Activities:
Net income                                                                                 $     9,862               $   10,327
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation                                                                               7,107                    7,191
      Amortization of intangible assets                                                          3,366                    3,376
      Deferred income taxes                                                                    (1,579)                    (198)
      Changes in certain working capital accounts,
         net of effects from subsidiary companies purchased                                      9,661                    5,512
      Miscellaneous, net                                                                         1,568                    1,818
Net operating activities                                                                        29,985                   28,026


Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                                    (6,251)                  (6,369)
Purchase of subsidiary companies, net of cash acquired                                        (17,970)                     (42)
Miscellaneous, net                                                                                 267                       71
Net investing activities                                                                      (23,954)                  (6,340)

Cash Flows from Financing Activities:
Increase in advances from parent company                                                                                 43,569
Payments on advances from parent company                                                       (2,045)                 (62,500)
Dividends paid                                                                                 (3,098)                  (3,098)
Miscellaneous, net                                                                                                          (3)
Net financing activities                                                                       (5,143)                 (22,032)

Increase (Decrease) in Cash and Cash Equivalents                                                   888                    (346)

Cash and Cash Equivalents:
Beginning of year                                                                                2,131                    2,629

End of period                                                                              $     3,019               $    2,283



Supplemental Cash Flow Disclosures:
Interest paid                                                                              $       191               $    3,732
Income taxes paid                                                                               10,006                    4,299
Increase in program rights and related liabilities                                               6,713                    3,575

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company is approximately 86% owned by
  Scripps Howard, Inc. ("SHI"), a wholly-owned subsidiary of The E.W. Scripps Company ("EWS").

  Basis of Presentation - The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

  Results of operations for the three-month periods ending
  March 31, 1994 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending December 31, 1994.

  Program Rights and Production Costs - Program rights are recorded at the time such programs become available for broadcast. Amortization is computed using the straight-line method based on the license period or based on usage, whichever yields the greater accumulated amortization for each program. The liability for program rights is not discounted for imputed interest.

  Production costs represent costs incurred in the production of programming for distribution. Amortization of capitalized costs is based on the percentage of current period revenues to anticipated total revenues for each program.

  Program and production costs are stated at the lower of unamortized cost or fair value. The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

  Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding.
  The weighted average common shares outstanding were as follows:

( in thousands )                                                                                     Three months ending
                                                                                                          March 31,
                                                                                                1994                     1993
Weighted average shares outstanding                                                             10,326                   10,326


  Reclassification - For comparison purposes certain 1993 items have been reclassified to conform with 1994 classifications.

2.ACQUISITIONS AND DIVESTITURES

A.Acquisitions

  1994 - The Company acquired Cinetel Productions (an independent producer of programs for cable television).

  1993 - The Company purchased a cable television system.

  The following table presents additional information about the acquisitions:

    ( in thousands )                                                                                Three months ending
                                                                                                          March 31,
                                                                                               1994                      1993
    Goodwill and other intangible assets acquired                                           $     3,245               $        27
    Other assets acquired                                                                        14,725                        15

    Cash paid                                                                               $    17,970               $        42


  The acquisitions have been accounted for as purchases, and accordingly purchase prices were allocated to assets and liabilities based on the estimated fair value as of the dates of acquisition. The acquired operations have been included in the consolidated statements of income from the dates of acquisition. Pro forma results are not presented because the combined results of operations would not be significantly different from the reported amounts.


  B.   Divestitures

  1993 - The Company sold its Memphis television station and its radio stations in the fourth quarter.

  Included in the consolidated financial statements are the following results of divested operations:

    ( in thousands )                                                                                                    Three
                                                                                                                        months
                                                                                                                        ending
                                                                                                                       March 31,
                                                                                                                         1993
    Operating revenues                                                                                                $     6,900
    Operating income                                                                                                        1,500

3.UNUSUAL ITEMS

  In the first quarter of 1993 management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment increased 1993 first quarter operating income $4,300,000 and net income $2,700,000, $.26 per share.


4.INCOME TAXES

  The Internal Revenue Service is currently examining the consolidated income tax returns of EWS for the years 1985 through 1990. Management believes that adequate provision for income taxes has been made for all open years.

  The provision for income taxes consists of the following:

( in thousands )                                                                                      Three months ending
                                                                                                          March 31,
                                                                                                1994                     1993
Current:
     Federal                                                                               $     7,108               $    7,053
     State and local                                                                             1,449                      900

Total current                                                                                    8,557                    7,953

Deferred:
     Federal                                                                                     (725)                    (783)
     State and local                                                                             (854)                      585

Total deferred                                                                                 (1,579)                    (198)

Provision for income taxes                                                                 $     6,978               $    7,755

5.ADVANCES FROM PARENT COMPANY

  Advances from SHI consisted of the following:

  ( in thousands )                                                                                   As of
                                                                                  March 31,      December 31,     March 31,
                                                                                    1994             1993            1993
  Advance under credit facility, payable 1995                                 $        17,881 $        19,926 $         59,873
  8.5% advance, payable 1995 - 1996                                                    80,000          80,000          160,000

  Advances from parent company                                                $        97,881 $        99,926 $        219,873

  Weighted average interest rate on
     credit facility at balance sheet date                                               3.5%            3.4%             3.6%


  The Company has a credit facility with SHI which permits maximum borrowings up to $75,000,000 ("Credit Facility"). Maximum borrowing under the Credit Facility is changed as the Company's anticipated needs change and is not indicative of the Company's short-term borrowing capacity. The Credit Facility expires in September 1995 and may be extended upon mutual agreement.

6.PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS

  Property, plant, and equipment consisted of the following:

( in thousands )                                                                                    As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
Land and improvements                                                         $        12,154 $        10,023 $         10,731
Buildings and improvements                                                             35,489          32,401           34,086
Equipment                                                                             356,248         347,289          346,279

Total                                                                                 403,891         389,713          391,096
Accumulated depreciation                                                              205,692         198,441          195,215

Net property, plant, and equipment                                            $       198,199 $       191,272 $        195,881

Goodwill and other intangible assets consisted of the following:

( in thousands )                                                                                    As of
                                                                                  March 31,      December 31,     March 31,
                                                                                     1994            1993            1993
Goodwill                                                                      $       190,177 $       190,132 $        205,223
Cable television franchise costs                                                       10,824          10,819           10,810
Customer lists                                                                         58,212          56,712           56,712
Licenses and copyrights                                                                28,221          28,221           28,221
Non-competition agreements                                                             19,415          19,415           19,575
Other                                                                                  30,965          29,265           30,100

Total                                                                                 337,814         334,564          350,641
Accumulated amortization                                                               84,337          80,972           73,850

Net goodwill and other intangible assets                                      $       253,477 $       253,592 $        276,791

7.SEGMENT INFORMATION

  Broadcasting operating income was increased in the first quarter of 1993 by $4,300,000 as a result of the change in estimate of the additional amount of copyright fees owed
  ASCAP (see Note 3).

  Financial information relating to the Company's business segments is as follows:

( in thousands )                                                                                    Three months ending
                                                                                                          March 31,
                                                                                                1994                     1993
OPERATING REVENUES
Broadcasting                                                                               $    60,353               $   61,845
Cable television                                                                                28,049                   28,470

Total operating revenues                                                                   $    88,402               $   90,315

OPERATING INCOME
Broadcasting                                                                               $    15,908               $   17,131
Cable television                                                                                 4,133                    6,673
Entertainment                                                                                    (253)
Corporate                                                                                        (906)                  (1,176)

Total operating income                                                                     $    18,882               $   22,628

DEPRECIATION
Broadcasting                                                                               $     2,167               $    2,439
Cable television                                                                                 4,940                    4,752

Total depreciation                                                                         $     7,107               $    7,191

AMORTIZATION OF INTANGIBLE ASSETS
Broadcasting                                                                               $     2,745               $    2,848
Cable television                                                                                   621                      528

Total amortization of intangible assets                                                    $     3,366               $    3,376

CAPITAL EXPENDITURES
Broadcasting                                                                               $     2,692               $    3,362
Cable television                                                                                 3,557                    3,007
Entertainment                                                                                        2

Total capital expenditures                                                                 $     6,251               $    6,369

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Consolidated results of operations were as follows:

( in thousands, except per share data )                                                                 Year-to-date
                                                                                               1994        Change         1993
Operating revenues:
     Broadcasting                                                                          $    60,353         (2.4)% $   61,845
     Cable television                                                                           28,049         (1.5)%     28,470

Total operating revenues                                                                   $    88,402         (2.1)% $   90,315

Operating income:
     Broadcasting                                                                          $    15,908         (7.1)% $   17,131
     Cable television                                                                            4,133        (38.1)%      6,673
     Entertainment                                                                               (253)
     Corporate                                                                                   (906)         23.0 %    (1,176)

Total operating income                                                                          18,882        (16.6)%     22,628
Interest expense                                                                               (1,975)                   (4,564)
Miscellaneous, net                                                                                (67)                        18
Income taxes                                                                                   (6,978)                   (7,755)

Net income                                                                                 $     9,862         (4.5)% $   10,327

Net income per share of common stock                                                             $0.96         (4.0)%      $1.00

Weighted average shares outstanding                                                             10,326                    10,326

Effective income tax rate                                                                       41.4 %                    42.9 %

The following items affected the comparability of the Company's reported results of operations:

(i)In 1993 the Company sold its Memphis television station and its radio stations. The stations are hereinafter referred to as the "Divested Operations." See Note 2B to the Consolidated Financial Statements.

   The following items related to Divested Operations affected the comparability of the Company's reported results of operations:

    ( in thousands )                                                                                                    Three
                                                                                                                        months
                                                                                                                        ending
                                                                                                                       March 31,
                                                                                                                         1993
    Operating revenues                                                                                                $     6,900
    Operating income                                                                                                        1,500


(ii)In the first quarter of 1993 management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment ("ASCAP Adjustment") increased 1993 first quarter operating income $4,300,000 and net income $2,700,000, $.26 per share. See
    Note 3 to the Consolidated Financial Statements.

The items above are excluded from the consolidated and segment operating results presented in the following pages of this Management's Discussion and Analysis. Management believes they are not relevant to understanding the Company's ongoing operations.

Net income per share was as follows:

                                                                                                        Year-to-Date
                                                                                               1994        Change         1993
Reported net income per share                                                                    $ .96         (4.0)%     $ 1.00

Note Ref.
    (ii)        ASCAP Adjustment                                                                                          ( .26)

Adjusted net income per share                                                                    $ .96         29.7 %      $ .74


The Company's average advances from parent company in the first quarter of 1994 were $130 million lower than in the first quarter of 1993, resulting in the decrease in interest expense.

RESULTS OF OPERATIONS

CONSOLIDATED - Operating results, excluding the Divested Operations and ASCAP Adjustment, were as follows:

( in thousands )                                                                                        Year-to-date
                                                                                               1994        Change         1993
Operating revenues:
     Broadcast television                                                                  $    60,353          9.9 % $   54,926
     Cable television                                                                           28,049         (1.5)%     28,470

Total operating revenues                                                                   $    88,402          6.0 % $   83,396

Operating income:
     Broadcast television                                                                  $    15,908         40.6 % $   11,317
     Cable television                                                                            4,133        (38.1)%      6,673
     Entertainment                                                                               (253)
     Corporate                                                                                   (906)         23.0 %    (1,176)

Total operating income                                                                     $    18,882         12.3 % $   16,814

Other Financial and Statistical Data:

Total advertising revenues                                                                 $    61,357         10.0 % $   55,775

Advertising revenues as a
     percentage of total revenues                                                               69.4 %                    66.9 %

Total capital expenditures                                                                 $     6,251         (0.5)% $    6,282


Start-up costs for the Home & Garden Television Network ("Home &
Garden"), a 24-hour cable television channel scheduled for launch in late 1994, totaled $250,000 in the first quarter of 1994.

SEGMENTS - Operating results, excluding the Divested Operations and the ASCAP Adjustment, for the broadcast television and cable television business segments are presented on the following pages.

Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is included in the discussion of segment results because:
   Acquisitions of communications media businesses are based on multiples of EBITDA.
   Financial analysts use EBITDA to value communications media companies.
   Changes in depreciation and amortization are often unrelated to current performance. Management believes the year-over-year change in EBITDA is a more useful measure of year-over-year performance than the change in operating income because, combined with information on capital spending plans, it is a more reliable indicator of results that may be expected in future periods.
   Banks and other lenders use EBITDA to determine the Company's borrowing capacity.

EBITDA should not, however, be construed as an alternative measure of the amount of the Company's income or cash flows from operating activities.

BROADCAST TELEVISION - Operating results for the broadcasting segment, excluding the Divested Operations and the ASCAP Adjustment, were as follows:

( in thousands )                                                                                        Year-to-date
                                                                                               1994        Change         1993
Operating revenues:
     Local                                                                                 $    32,487         10.4 % $   29,417
     National                                                                                   25,325          9.2 %     23,182
     Political                                                                                     362                       176
     Other                                                                                       2,179          1.3 %      2,151

Total operating revenues                                                                        60,353          9.9 %     54,926

Operating expenses:
     Employee compensation and benefits                                                         17,938          4.9 %     17,099
     Program costs                                                                              12,026          0.1 %     12,016
     Other                                                                                       9,569          0.4 %      9,531
     Depreciation and amortization                                                               4,912         (1.0)%      4,963

Total operating expenses                                                                        44,445          1.9 %     43,609

Operating income                                                                           $    15,908         40.6 % $   11,317

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                                             $    20,820         27.9 % $   16,280

Percent of operating revenues:
     Operating income                                                                            26.4%                     20.6%
     EBITDA                                                                                      34.5%                     29.6%

Capital expenditures                                                                       $     2,692        (17.8)% $    3,275

Revenues increased at all of the Company's television stations.

CABLE TELEVISION - Operating results for the cable television segment were as follows:

( in thousands, except per subscriber information )                                                     Year-to-date
                                                                                               1994        Change         1993
Operating revenues:
     Basic services                                                                        $    16,182        (11.1)% $   18,198
     Premium programming services                                                                6,492         10.8 %      5,857
     Other monthly service                                                                       2,792         22.2 %      2,285
     Advertising                                                                                 1,004         18.3 %        849
     Installation and miscellaneous                                                              1,579         23.3 %      1,281

Total operating revenues                                                                        28,049         (1.5)%     28,470

Operating expenses:
     Employee compensation and benefits                                                          4,544          9.0 %      4,167
     Program costs                                                                               7,335         10.4 %      6,647
     Other                                                                                       6,476         13.6 %      5,703
     Depreciation and amortization                                                               5,561          5.3 %      5,280

Total operating expenses                                                                        23,916          9.7 %     21,797

Operating income                                                                           $     4,133        (38.1)% $    6,673

Other Financial and Statistical Data:

Earnings before interest, income taxes,
     depreciation, and amortization ("EBITDA")                                             $     9,694        (18.9)% $   11,953

Percent of operating revenues:
     Operating income                                                                            14.7%                     23.4%
     EBITDA                                                                                      34.6%                     42.0%

Capital expenditures                                                                       $     3,557         18.3 % $    3,007

Average number of basic subscribers                                                              293.1          4.4 %      280.7

Average monthly revenue per basic subscriber                                                    $31.90         (5.6)%     $33.81

Homes passed at end of period                                                                    551.4          1.5 %      543.4

Basic subscribers at end of period                                                               294.9          4.9 %      281.2

Penetration rate                                                                                 53.5%                     51.7%



Re-regulation of the cable television industry significantly affected the Company's cable television operations. New rules which are expected to further reduce regulated rates are scheduled to become effective in July. Based upon the revised rules, year-over-year declines in revenues and EBITDA are expected to increase in magnitude in the third quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES


Cash flow from operating activities was $30,000,000 in 1994 compared to $28,000,000 in 1993. Cash flow from operating activities in 1994 was used primarily for capital expenditures of $6,300,000, acquisitions of $18,000,000, reduction of advances of $2,000,000, and dividend payments of $3,100,000. The debt to total capitalization ratio at March 31 was .24 in 1994 and .50 in 1993.

Consolidated capital expenditures are expected to total approximately $45,000,000 for the remainder of 1994, including Home & Garden. The Company expects to finance its capital requirements and start-up costs for Home & Garden primarily through cash flow from operations.


PROPOSED MERGER

On April 7, 1994 the board of directors of the Company approved a merger proposal from The E.W. Scripps Company ("EWS"), which through Scripps Howard, Inc. (its wholly-owned subsidiary) owns 86.1% of the Company's common stock. Under the terms of the proposed merger EWS would exchange 3.45 shares of its Class A Common stock for each of the Company's shares. A definitive merger agreement was executed on May 4, 1994. The merger is subject to regulatory approvals and a vote of SHB shareholders. There can be no assurance that the merger will be entered into or that any transaction will be consummated.