Form 10-Q
period 1994-06-30
SCRIPPS HOWARD BROADCASTING CO
filed 1994-08-03
CIK 88034

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                               FORM 10-Q


   ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1994

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

                Yes  X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 1994 the registrant had outstanding 10,325,788 shares of Common Stock, $.25 par value.

             INDEX TO SCRIPPS HOWARD BROADCASTING COMPANY

        REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994



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

ITEM 1.   FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-
Q.  See Index to Financial Information at page F-1 of this Form 10-Q.



                               PART II


ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, such as defamation actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings relating to, among other things, renewal of broadcast licenses, none of which is expected to result in material loss.



ITEM 2.   CHANGES IN SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 5.   OTHER INFORMATION

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


                       SCRIPPS HOWARD BROADCASTING COMPANY




Dated:     August 3, 1994     BY:         /s/ D. J. Castellini
                              D. J. Castellini
                              Treasurer

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

CONSOLIDATED BALANCE SHEETS
( in thousands, except share data )                                                       As of
                                                                        June 30,        December 31,     June 30,
                                                                          1994             1993            1993
ASSETS
Current Assets:
   Cash and cash equivalents                                         $       3,635   $       2,131  $       2,816
   Accounts and notes receivable (less
      allowances - $1,489, $1,595, $1,865)                                  64,729          66,273         64,764
   Program rights and production costs                                      36,562          42,388         35,599
   Deferred income taxes                                                     2,976           2,735          2,504
   Miscellaneous                                                            12,254           7,989          8,470
   Total current assets                                                    120,156         121,516        114,153

Property, Plant, and Equipment                                             197,689         191,272        195,216

Goodwill and Other Intangible Assets                                       250,442         253,592        273,344

Other Assets:
   Program rights and production costs (less current portion)               36,622          43,084         33,886
   Miscellaneous                                                            10,220          12,444          9,425
   Total other assets                                                       46,842          55,528         43,311

TOTAL ASSETS                                                         $     615,129   $     621,908  $     626,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Program rights payable                                            $      28,989   $      30,640  $      32,101
   Accounts payable                                                         10,728          12,422         11,078
   Accrued liabilities:
      Copyright and programming costs                                        3,843           4,166          4,497
      Employee compensation and benefits                                     3,273           3,524          3,156
      Interest                                                               1,182           1,577          2,267
      Income taxes                                                           4,119          13,247          1,411
      Miscellaneous                                                          8,911           7,895          6,485
   Total current liabilities                                                61,045          73,471         60,995

Deferred Income Taxes                                                       82,835          85,653         60,685

Advances From Parent Company                                               104,370          99,926        218,406

Other Long-term Obligations                                                 45,831          59,841         54,084

Stockholders' Equity:
   Common stock, $.25 par-authorized:  25,000,000 shares;
      issued and outstanding:  10,325,788 shares                             2,582           2,582          2,582
   Retained earnings                                                       318,466         300,435        229,272
   Total stockholders' equity                                              321,048         303,017        231,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     615,129   $     621,908  $     626,024

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
( in thousands, except share data )                                   Three                          Six
                                                                      months                        months
                                                                      ended                         ended
                                                                       June                          June
                                                                       30,                           30,
                                                               1994            1993         1994              1993
Operating Revenues:
   Broadcasting                                            $  73,892       $  77,401   $   134,245       $   139,246
   Cable television                                           28,342          28,731        56,391            57,201
   Entertainment                                               2,073                         2,073
   Total operating revenues                                  104,307         106,132       192,709           196,447

Operating Expenses:
   Employee compensation and benefits                         24,051          24,942        46,647            49,093
   Programming and production costs                           20,886          22,027        40,247            41,246
   Other operating expenses                                   21,214          20,326        38,304            34,076
   Depreciation                                                8,275           7,886        15,382            15,077
   Amortization of intangible assets                           3,301           3,479         6,667             6,855
   Total operating expenses                                   77,727          78,660       147,247           146,347

Operating Income                                              26,580          27,472        45,462            50,100

Other Credits (Charges):
   Interest on advances from parent company                  (1,958)         (3,916)       (3,835)           (8,352)
   Other interest expense                                       (96)           (505)         (194)             (633)
   Miscellaneous, net                                              1           (169)          (66)             (151)
   Net other credits (charges)                               (2,053)         (4,590)       (4,095)           (9,136)

Income Before Income Taxes                                    24,527          22,882        41,367            40,964

Provision for Income Taxes                                    10,163          10,222        17,141            17,977

Net Income                                                    14,364          12,660        24,226            22,987
Retained Earnings, Beginning of Period                       307,199         219,709       300,435           212,480
Total                                                        321,563         232,369       324,661           235,467

Dividends                                                    (3,097)         (3,097)       (6,195)           (6,195)
Retained Earnings, End of Period                           $ 318,466       $ 229,272   $   318,466       $   229,272

Per Share of Common Stock:
   Net Income                                                  $1.39           $1.23         $2.35             $2.23

   Dividends Declared                                          $0.30           $0.30         $0.60             $0.60

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands )                                                                                     Six
                                                                                                    months
                                                                                                    ended
                                                                                                     June
                                                                                                     30,
                                                                                            1994              1993

Cash Flows from Operating Activities:
Net income                                                                             $    24,226       $    22,987
Adjustments to reconcile net income
      to net cash flows from operating activities:
      Depreciation                                                                          15,382            15,077
      Amortization of intangible assets                                                      6,667             6,855
      Deferred income taxes                                                                (3,059)               314
      Changes in certain working capital accounts,
         net of effects from subsidiary companies purchased                               (13,238)          (10,833)
      Miscellaneous, net                                                                     5,550             6,141
Net operating activities                                                                    35,528            40,541

Cash Flows from Investing Activities:
Additions to property, plant, and equipment                                               (14,317)          (13,584)
Purchase of subsidiary companies, net of cash acquired                                    (17,318)              (84)
Miscellaneous, net                                                                            (13)              (87)
Net investing activities                                                                  (31,648)          (13,755)

Cash Flows from Financing Activities:
Increase in advances from parent company                                                     4,444            42,102
Payments on advances from parent company                                                                    (62,500)
Dividends paid                                                                             (6,195)           (6,195)
Miscellaneous, net                                                                           (625)               (6)
Net financing activities                                                                   (2,376)          (26,599)

Increase in Cash and Cash Equivalents                                                        1,504               187

Cash and Cash Equivalents:
Beginning of year                                                                            2,131             2,629

End of period                                                                          $     3,635       $     2,816



Supplemental Cash Flow Disclosures:
Interest paid                                                                          $     4,257       $    11,436
Income taxes paid                                                                           28,528            17,177
Increase in program rights and related liabilities                                           6,164             4,103

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

  Results of operations for the three- and six-month periods ending June 30, 1994 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending December 31, 1994.

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

  Net Income Per Share - Net income per share computations are based upon the weighted average common shares outstanding.
  The weighted average common shares outstanding were as follows:


( in thousands )                                                      Three                          Six
                                                                      months                        months
                                                                      ended                         ended
                                                                       June                          June
                                                                       30,                           30,
                                                               1994            1993          1994              1993
Weighted average shares outstanding                           10,326          10,326        10,326            10,326


  The sum of the quarterly net income per share amounts may not equal the reported year-to-date amounts because each is computed independently based upon the weighted average number of shares outstanding for that period.

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


  The following table presents additional information about the acquisitions:

    ( in thousands )                                                                          Six months
                                                                                                 ended
                                                                                                June 30,
                                                                                    1994                     1993
    Goodwill and other intangible assets acquired                                $     3,445            $          54
    Other assets acquired                                                             14,772                       30
    Liabilities assumed                                                                (899)

    Cash paid                                                                    $    17,318            $          84


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

  Included in the consolidated financial statements are the following results of divested operations:

    ( in thousands )                                               Three                                     Six
                                                                   months                                   months
                                                                   ending                                   ending
                                                                  June 30,                                 June 30,
                                                                    1993                                     1993
    Operating revenues                                          $       8,400                           $      15,300
    Operating income                                                    2,700                                   4,200

3.UNUSUAL ITEMS

  Management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved. The adjustment increased 1993 first quarter and year-to-date operating income $4,300,000 and net income $2,700,000, $.26 per share.


  4.   INCOME TAXES

  The Internal Revenue Service is currently examining the consolidated income tax returns of EWS for the years 1985 through 1990. Management believes that adequate provision for income taxes has been made for all open years.


The provision for income taxes consists of the following:

( in thousands )                                                      Three                          Six
                                                                      months                        months
                                                                      ended                         ended
                                                                       June                          June
                                                                       30,                           30,
                                                               1994            1993         1994              1993
Current:
     Federal                                               $  10,410       $   8,250   $    17,518       $    15,303
     State and local                                           1,233           1,460         2,682             2,360

Total current                                                 11,643           9,710        20,200            17,663

Deferred:
     Federal                                                 (1,637)             180       (2,362)             (603)
     State and local                                             157             332         (697)               917

Total deferred                                               (1,480)             512       (3,059)               314

Provision for income taxes                                 $  10,163       $  10,222   $    17,141       $    17,977

5.ADVANCES FROM PARENT COMPANY

  Advances from SHI consisted of the following:


( in thousands )                                                                          As of
                                                                        June 30,       December 31,      June 30,
                                                                          1994             1993            1993
Advance under credit facility, payable 1995                          $      24,370   $      19,926  $      58,406
8.5% advance, payable 1995 - 1996                                           80,000          80,000        160,000

Advances from parent company                                         $     104,370   $      99,926  $     218,406

Weighted average interest rate on
   credit facility at balance sheet date                                      4.6%            3.4%           3.3%

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

6.PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS

  Property, plant, and equipment consisted of the following:

( in thousands )                                                                            As of
                                                                        June 30,         December 31,    June 30,
                                                                          1994               1993          1993
Land and improvements                                                $      12,185   $      10,023  $      10,753
Buildings and improvements                                                  36,082          32,401         34,427
Equipment                                                                  361,099         347,289        351,629

Total                                                                      409,366         389,713        396,809
Accumulated depreciation                                                   211,677         198,441        201,593

Net property, plant, and equipment                                   $     197,689   $     191,272  $     195,216

Goodwill and other intangible assets consisted of the following:

( in thousands )                                                                            As of
                                                                        June 30,         December 31,     June 30,
                                                                          1994               1993           1993
Goodwill                                                             $     190,248   $     190,132  $     205,250
Cable television franchise costs                                            10,828          10,819         10,813
Customer lists                                                              58,212          56,712         56,712
Licenses and copyrights                                                     28,221          28,221         28,221
Non-competition agreements                                                  19,415          19,415         19,575
Other                                                                       31,156          29,265         30,100

Total                                                                      338,080         334,564        350,671
Accumulated amortization                                                    87,638          80,972         77,327

Net goodwill and other intangible assets                             $     250,442   $     253,592  $     273,344

7.SEGMENT INFORMATION

  Broadcasting 1993 first quarter and year-to-date operating income was increased by $4,300,000 as a result of the change in estimate of the additional amount of copyright fees owed
  ASCAP (see Note 3).

  Financial information relating to the Company's business segments is as follows:


( in thousands )                                                      Three                          Six
                                                                      months                        months
                                                                      ended                         ended
                                                                       June                          June
                                                                       30,                           30,
                                                               1994            1993         1994              1993
OPERATING REVENUES
Broadcasting                                               $  73,892       $  77,401   $   134,245       $   139,246
Cable television                                              28,342          28,731        56,391            57,201
Entertainment                                                  2,073                         2,073

Total operating revenues                                   $ 104,307       $ 106,132   $   192,709       $   196,447

OPERATING INCOME
Broadcasting                                               $  26,279       $  22,686   $    42,187       $    39,817
Cable television                                               2,342           5,962         6,475            12,635
Entertainment                                                (1,135)                       (1,388)
Corporate                                                      (906)         (1,176)       (1,812)           (2,352)

Total operating income                                     $  26,580       $  27,472   $    45,462       $    50,100

DEPRECIATION
Broadcasting                                               $   2,292       $   2,487   $     4,459       $     4,926
Cable television                                               5,759           5,399        10,699            10,151
Entertainment                                                    224                           224

Total depreciation                                         $   8,275       $   7,886   $    15,382       $    15,077

AMORTIZATION OF INTANGIBLE ASSETS
Broadcasting                                               $   2,743       $   2,991   $     5,488       $     5,839
Cable television                                                 534             488         1,155             1,016
Entertainment                                                     24                            24

Total amortization of intangible assets                    $   3,301       $   3,479   $     6,667       $     6,855

CAPITAL EXPENDITURES
Broadcasting                                               $   3,185       $   2,124   $     5,877       $     5,486
Cable television                                               4,430           5,091         7,987             8,098
Entertainment                                                    451                           453

Total capital expenditures                                 $   8,066       $   7,215   $    14,317       $    13,584

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Consolidated results of operations were as follows:


( in thousands, except per share data )                 Quarterly                             Year-to-
                                                          Period                                date
                                                 1994     Change        1993           1994    Change       1993
Operating revenues:
     Broadcasting                            $   73,892    (4.5)%   $   77,401     $  134,245    (3.6)% $  139,246
     Cable television                            28,342    (1.4)%       28,731         56,391    (1.4)%     57,201
     Entertainment                                2,073                                 2,073

Total operating revenues                     $  104,307    (1.7)%   $  106,132     $  192,709    (1.9)% $  196,447

Operating income:
     Broadcasting                            $   26,279    15.8 %   $   22,686     $   42,187     6.0 % $   39,817
     Cable television                             2,342   (60.7)%        5,962          6,475   (48.8)%     12,635
     Entertainment                              (1,135)                               (1,388)
     Corporate                                    (906)    23.0 %      (1,176)        (1,812)    23.0 %    (2,352)

Total operating income                           26,580    (3.2)%       27,472         45,462    (9.3)%     50,100
Interest expense                                (2,054)                (4,421)        (4,029)              (8,985)
Miscellaneous, net                                    1                  (169)           (66)                (151)
Income taxes                                   (10,163)               (10,222)       (17,141)             (17,977)

Net income                                   $   14,364    13.5 %   $   12,660     $   24,226     5.4 % $   22,987

Net income per share of common stock              $1.39    13.0 %        $1.23          $2.35     5.4 %      $2.23

Weighted average shares outstanding              10,326                 10,326         10,326               10,326

Effective income tax rate                        41.4 %                 44.7 %         41.4 %               43.9 %

The following items affected the comparability of the Company's reported results of operations:

(i) In 1993 the Company sold its Memphis television station and its radio stations. The stations are hereinafter referred to as the "Divested Operations." See Note 2B to the Consolidated Financial Statements.

   The following items related to Divested Operations affected the comparability of the Company's reported results of operations:

    ( in thousands )                                               Three                                     Six
                                                                   months                                   months
                                                                   ending                                   ending
                                                                  June 30,                                 June 30,
                                                                    1993                                     1993
    Operating revenues                                          $       8,400                           $      15,300
    Operating income                                                    2,700                                   4,200



(ii) In the first quarter of 1993 management changed the estimate of the additional amount of copyright fees the Company would owe when a dispute between the television industry and the American Society of Composers, Authors and Publishers ("ASCAP") was resolved ("ASCAP Adjustment"). The adjustment increased broadcasting operating income $4,300,000 and net income $2,700,000, $.26 per share. See
        Note 3 to the Consolidated Financial Statements.

The items above are excluded from the consolidated and segment operating results presented in the following pages of this Management's Discussion and Analysis. Management believes they are not relevant to understanding the Company's ongoing operations.

Net income per share was as follows:


                                                        Quarterly                              Year-to-
                                                          Period                                Date
                                                 1994     Change        1993           1994    Change       1993
Reported net income per share                    $ 1.39    13.0 %       $ 1.23         $ 2.35     5.4 %     $ 2.23

Note Ref.
    (ii)        ASCAP Adjustment                                                                            ( .26)

Adjusted net income per share                    $ 1.39    13.0 %       $ 1.23         $ 2.35    19.3 %     $ 1.97


The Company's average advances from parent company in the first six months of 1994 were $125 million lower than in the first six months of 1993, resulting in the decrease in interest expense.

RESULTS OF OPERATIONS

CONSOLIDATED - Operating results, excluding the Divested Operations and ASCAP Adjustment, were as follows:

( in thousands )                                        Quarterly                             Year-to-
                                                          Period                                date
                                                   1994   Change          1993         1994    Change       1993
Operating revenues:
     Broadcast television                    $   73,892     7.0 %   $   69,033     $  134,245     8.3 % $  123,959
     Cable television                            28,342    (1.4)%       28,731         56,391    (1.4)%     57,201
     Entertainment                                2,073                                 2,073

Total operating revenues                     $  104,307     6.7 %   $   97,764     $  192,709     6.4 % $  181,160

Operating income:
     Broadcast television                    $   26,279    31.7 %   $   19,959     $   42,187    34.9 % $   31,276
     Cable television                             2,342   (60.7)%        5,962          6,475   (48.8)%     12,635
     Entertainment                              (1,135)                               (1,388)
     Corporate                                    (906)    23.0 %      (1,176)        (1,812)    23.0 %    (2,352)

Total operating income                       $   26,580     7.4 %   $   24,745     $   45,462     9.4 % $   41,559

Other Financial and Statistical Data:


Total advertising revenues                   $   75,138     7.1 %   $   70,144     $  136,495     8.4 % $  125,919

Advertising revenues as a
     percentage of total revenues                72.0 %                 71.7 %         70.8 %               69.5 %

Total capital expenditures                   $    8,066    14.1 %   $    7,070     $   14,317     7.2 % $   13,352



Start-up costs for the Home & Garden Television Network, a 24-hour cable television channel scheduled for launch in late 1994, totaled $1,500,000 in the first six months of 1994.

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

 BROADCAST TELEVISION - Operating results for the broadcasting segment, excluding the Divested Operations and the ASCAP
    Adjustment, were as follows:

( in thousands )                                        Quarterly                             Year-to-
                                                          Period                                date
                                                 1994     Change        1993           1994    Change       1993
Operating revenues:
     Local                                   $   38,030     8.6 %   $   35,029     $   70,517     9.4 % $   64,446
     National                                    32,507     2.5 %       31,712         57,832     5.4 %     54,894
     Political                                    1,239                     33          1,601                  209
     Other                                        2,116    (6.3)%        2,259          4,295    (2.6)%      4,410


Total operating revenues                         73,892     7.0 %       69,033        134,245     8.3 %    123,959


Operating expenses:
     Employee compensation and benefits          18,545     5.3 %       17,613         36,483     5.1 %     34,712
     Program costs                               13,059   (11.5)%       14,761         25,085    (6.3)%     26,777
     Other                                       10,974    (5.0)%       11,556         20,543    (2.6)%     21,087
     Depreciation and amortization                5,035    (2.1)%        5,144          9,947    (1.6)%     10,107

Total operating expenses                         47,613    (3.0)%       49,074         92,058    (0.7)%     92,683

Operating income                             $   26,279    31.7 %   $   19,959     $   42,187    34.9 % $   31,276

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")             $   31,314    24.7 %   $   25,103     $   52,134    26.0 % $   41,383

Percent of operating revenues:
     Operating income                             35.6%                  28.9%          31.4%                25.2%
     EBITDA                                       42.4%                  36.4%          38.8%                33.4%

Capital expenditures                         $    3,185    60.9 %   $    1,979     $    5,877    11.9 % $    5,254



Improved demand for advertising time led to the increase in revenues and EBITDA. EBITDA improved sharply at the Company's Baltimore television station following termination of an agreement to broadcast Oriole baseball games. The loss of baseball advertising revenue was more than offset by the switch to lower-cost programming. Excluding the Baltimore station, revenues increased 12 percent.

The Company has entered into 10-year affiliation agreements with the ABC television network in five of the Company's television markets. The agreements with ABC extend existing affiliation agreements in the Detroit and Cleveland markets, and will replace the current NBC affiliation in Baltimore and Fox affiliations in Phoenix and Tampa. The Company has reached agreement to affiliate its Kansas City television station with NBC and to extend its existing NBC affiliations in Tulsa and West Palm Beach. The Company had previously been notified of Fox's plans to move its programming to other stations in the Kansas City, Phoenix, and Tampa markets.

CABLE TELEVISION - Operating results for the cable television segment were as follows:

( in thousands, except per subscriber                   Quarterly                             Year-to-
information )                                             Period                                date
                                                 1994     Change        1993           1994    Change       1993

Operating revenues:
     Basic services                          $   16,110   (11.3)%   $   18,160     $   32,292   (11.2)% $   36,358
     Premium programming services                 6,672    13.6 %        5,874         13,164    12.2 %     11,731
     Other monthly service                        2,850    24.0 %        2,299          5,642    23.1 %      4,584
     Advertising                                  1,246    12.2 %        1,111          2,250    14.8 %      1,960
     Installation and miscellaneous               1,464    13.8 %        1,287          3,043    18.5 %      2,568

Total operating revenues                         28,342    (1.4)%       28,731         56,391    (1.4)%     57,201

Operating expenses:
     Employee compensation and benefits           4,665     7.4 %        4,343          9,209     8.2 %      8,510
     Program costs                                7,494    11.9 %        6,696         14,829    11.1 %     13,343
     Other                                        7,548    29.2 %        5,843         14,024    21.5 %     11,546
     Depreciation and amortization                6,293     6.9 %        5,887         11,854     6.2 %     11,167

Total operating expenses                         26,000    14.2 %       22,769         49,916    12.0 %     44,566

Operating income                             $    2,342   (60.7)%   $    5,962     $    6,475   (48.8)% $   12,635

Other Financial and Statistical Data:

Earnings before interest,
      income taxes, depreciation,
     and amortization ("EBITDA")             $    8,635   (27.1)%   $   11,849     $   18,329   (23.0)% $   23,802

Percent of operating revenues:
     Operating income                              8.3%                  20.8%          11.5%                22.1%
     EBITDA                                       30.5%                  41.2%          32.5%                41.6%

Capital expenditures                         $    4,430   (13.0)%   $    5,091     $    7,987    (1.4)% $    8,098

Average number of basic subscribers               295.1     5.1 %        280.8          293.9     4.7 %      280.6

Average monthly revenue
       per basic subscriber                      $32.01    (6.2)%       $34.11         $31.98    (5.9)%     $33.98


Homes passed at end of period                                                           555.7     1.6 %      546.8

Basic subscribers at end of period                                                      296.5     5.4 %      281.3

Penetration rate                                                                        53.4%                51.4%


Re-regulation of the cable television industry significantly affected the Company's cable television operations. New rules which became effective in July 1994 are expected to reduce rates slightly in the third quarter.

Other operating expenses includes a $1,500,000 charge for special rebates to the Company's Sacramento system customers and related legal costs. The rebate was awarded by a federal court in connection with litigation concerning the system's pricing policies in the late 1980s.

LIQUIDITY AND CAPITAL RESOURCES


Cash flow from operating activities was $35,500,000 in 1994 compared to $40,500,000 in 1993.

Cash flow from operating activities in 1994 was used primarily for capital expenditures of $14,300,000, acquisitions of $17,300,000, and dividend payments of $6,200,000. The debt to total capitalization ratio at June 30 was .25 in 1994 and .49 in 1993.




PROPOSED MERGER


On April 7, 1994 the board of directors of the Company approved a merger proposal from The E.W. Scripps Company, which through Scripps Howard, Inc. (its wholly-owned subsidiary) owns 86.1% of the Company's common stock. Under the terms of the proposed merger EWS would exchange 3.45 shares of its Class A Common stock for each of the Company's shares. A definitive merger agreement was executed on May 4, 1994. The merger is subject to regulatory approvals and a vote of the Company's shareholders. There can be no assurance that the merger will be entered into or that any transaction will be consummated.